Form 10-Q
period 1993-12-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1994-02-14
CIK 793973

PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                                 BALANCE SHEET
                     December 31, 1993 and March 31, 1993
                                  (Unaudited)

                                    ASSETS
                                         December 31     March 31

Operating investment properties:
   Land                                $   5,008,793    $   5,008,793
   Buildings and improvements             36,453,256       36,423,906
                                          41,462,049       41,432,699
   Less accumulated depreciation         (8,651,073)       (7,722,461)
                                          32,810,976       33,710,238

Cash and cash equivalents                  4,405,323        4,494,420
Restricted cash                              334,539           25,473
Accounts receivable                            7,395          126,956
Accounts receivable - affiliates              65,305           57,805
Prepaid expenses                              19,490           12,707
Investments in unconsolidated joint ventures,
  at equity                               66,214,599       68,054,010
Deferred rent receivable                     282,335          303,326
Deferred expenses, net                       450,546          597,136
                                        $104,590,508     $107,382,071

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $    231,780    $    181,250
Tenant security deposits                      72,822          68,150
Accounts payable - affiliates                 38,073          49,848
Advances from consolidated ventures          361,210         558,020
Bonds payable                              2,922,407       2,955,931
Notes payable and accrued interest        33,168,326      30,888,809
Minority interest in net assets of
  consolidated joint ventures                331,249         331,249
Partners' capital                         67,464,641      72,348,814
                                        $104,590,508    $107,382,071



                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
             For the nine months ended December 31, 1993 and 1992
                                  (Unaudited)

                                           General        Limited
                                           Partner        Partners

Balance at March 31, 1992               $(354,844)      $ 78,277,450
Cash distributions                        (50,432)       (4,992,721)
Net income                                   3,613          357,737
Balance at December 31, 1992            $(401,663)     $ 73,642,466

Balance at March 31, 1993               $(410,582)     $ 72,759,396
Cash distributions                        (50,432)       (4,992,720)
Net income                                   1,590          157,389
Balance at December 31, 1993            $(459,424)     $ 67,924,065



                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
        For the three and nine months ended December 31, 1993 and 1992
                                  (Unaudited)

                         Three Months Ended       Nine Months Ended
                             December 31,            December 31,
                        1993          1992          1993        1992

Revenues:
  Rental income      $  906,974   $1,081,310     $3,153,612   $3,354,067
  Interest   and
  other   income         24,082       43,544        133,180      127,689
                        931,056    1,124,854      3,286,792    3,481,756

Expenses:
  General and
  administrative        143,651      151,959        460,915     431,206
  Interest expense      850,325      773,437      2,420,775   2,234,275
  Depreciation
  and amortization      370,185      559,659      1,117,946   1,678,979
  Property operating
  expenses              317,617      174,458        991,634   1,003,539
                      1,681,778    1,659,513      4,991,270   5,347,999

Operating loss         (750,722)    (534,659)    (1,704,478) (1,866,243)

Investment income:
  Interest income on
   note receivable
   from joint venture    27,273     28,178          80,123       80,395
  Partnership's share of
   unconsolidated
   ventures' income     589,499     873,908      1,783,334    2,147,198

Net income (loss)    $ (133,950) $  367,427    $   158,979   $  361,350

Net income (loss)
  per 1,000 Limited
  Partnership Units      $(0.99)    $  2.71        $ 1.17       $  2.66

Cash distributions
  per 1,000 Limited
  Partnership Units        $12.38    $12.38        $37.14       $37.14

The   above  net  income  (loss)  and  cash  distributions  per  1,000  Limited
Partnership Units are based upon the 134,425,741 Limited Partnership Units outstanding during each period.


                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
             For the nine months ended December 31, 1993 and 1992
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                      1993          1992
Cash flows from operating activities:
  Net  income                                   $    158,979   $    361,350
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Partnership's share of unconsolidated
      ventures' income                           (1,783,334)    (2,147,198)
    Interest expense                              2,279,517      2,069,869
    Depreciation and amortization                 1,117,946      1,678,979
    Changes in assets and liabilities:
    Restricted cash                               (309,066)        (66,949)
    Accrued interest receivable                          -          12,961
    Accounts receivable                            119,561         162,399
    Accounts receivable - affiliates                (7,500)        (22,805)
    Deferred rent receivable                        20,991         (73,674)
    Deferred expenses                              (42,744)       (134,292)
    Prepaid expenses                                (6,783)          9,325
    Tenant security deposits                         4,672          11,372
    Accounts payable - affiliates                  (11,775)        (79,641)
    Accounts payable and accrued expenses           50,530          46,093
    Advances from consolidated ventures           (196,810)       (846,414)
      Total adjustments                          1,235,205         620,025
      Net cash provided by operating
      activities                                 1,394,184         981,375

Cash flows from investing activities:
 Distributions from unconsolidated
 ventures                                        3,622,745       3,451,225
 Additional investments in
  unconsolidated ventures                                -        (168,668)
 Additions to operating investment properties      (29,350)        (13,010)
     Net cash provided by investing activities   3,593,395       3,269,547

Cash flows from financing activities:
 Distributions to partners                     (5,043,152)      (5,043,153)
 Payments on bond assessments                     (33,524)          (1,236)
     Net cash used for financing activities    (5,076,676)      (5,044,389)

Net decrease in cash and
  cash equivalents                               (89,097)         (793,467)

Cash and cash equivalents,
 beginning of period                           4,494,420         4,873,733

Cash and cash equivalents,
 end of period                                $4,405,323        $4,080,266

Cash paid during the
 period for interest                          $  141,258         $ 164,406



                            See accompanying notes.

1.  Organization

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1993.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Ventures

      The  Partnership  has  investments in six  unconsolidated  joint  venture partnerships which own operating investment properties at December 31, 1993. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements. The
   Partnership's policy is to recognize its share of ventures' operations three months in arrears.

     Summarized operations of the unconsolidated joint ventures for the periods indicated are as follows:

                 Condensed Combined Summary of Operations
     For the three and nine months ended September 30, 1993 and 1992

                        Three  Months Ended         Nine Months Ended
                            September   30,          September 30,
                        1993          1992         1993       1992

Rental revenues and
  expense recoveries    $3,258,000   $3,445,000   $9,721,000  $10,117,000
Interest and other
  income                   129,000       67,000      318,000      120,000
                         3,387,000    3,512,000   10,039,000   10,237,000

Property operating
  expenses               1,047,000     598,000    2,993,000     2,672,000
Real estate taxes          761,000     833,000    2,252,000     2,313,000
Interest expense            40,000      45,000      121,000       135,000
Depreciation and
  amortization             887,000   1,003,000    2,660,000     2,575,000
                        2,735,000    2,479,000    8,026,000     7,695,000
  Net income           $  652,000  $ 1,033,000   $2,013,000   $ 2,542,000

Net income:
 Partnership's share of
  combined  income       613,000   $  898,000   $1,857,000   $ 2,221,000
 Co-venturers' share of
  combined income         39,000      135,000      156,000       321,000
                      $  652,000   $1,033,000   $2,013,000   $ 2,542,000

              Reconciliation of Partnership's Share of Operations

                        Three Months Ended           Nine Months Ended
                          September  30,               September 30,
                        1993         1992          1993           1992

Partnership's share
 of operations,
 as shown above      $   613,000   $  898,000   $1,857,000   $2,221,000
Amortization of
  excess  basis          (24,000)     (24,000)     (74,000)     (74,000)
Partnership's
 share of
 unconsolidated
 ventures' income    $  589,000    $  874,000   $1,783,000    $2,147,000


3.  Operating Investment Property

    At December 31, 1993 and March 31, 1993, the Partnership's balance sheet includes two operating investment properties; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, and the Asbury Commons Apartments, owned by Atlanta Asbury Partnership. The Partnership obtained controlling interests in both of these joint ventures during fiscal 1992. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia.

The following is a combined summary of property operating expenses for the Saratoga Center and EG&G Plaza and the Asbury Commons Apartments for the nine months ended September 30, 1993 and 1992.

                                           Nine Months Ended
                                              September 30,
                                            1993        1992

  Property operating expenses:
      Real estate taxes                 $  272,080      $  241,136
      Repairs and maintenance              114,177          80,443
      Utilities                            136,523         120,163
      Salaries and related costs           109,393          73,564
      Insurance                             23,908          28,281
      Management fees                       99,112         116,783
      Administrative and other             236,441         343,169
                                        $  991,634      $1,003,539

4. Related Party Transactions

  Included in general and administrative expenses for the nine months ended December 31, 1993 and 1992 is $199,095 and $230,871, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. Accounts payable - affiliates at December 31, 1993 and March 31, 1993 includes $20,186 and $35,024, respectively, payable to this affiliate for providing such services.

  Also included in general and administrative expenses for the nine months ended December 31, 1993 and 1992 is $7,500 and $8,438, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

  The General Partners and their affiliates are reimbursed for any direct expenses of the Partnership incurred by the General Partners and their affiliates on behalf of the Partnership. PWPI generally pays all of the expenses incurred in connection with the operation of the Partnership and is reimbursed by the Partnership on a monthly basis. Accounts payable - affiliates at December 31, 1993 and March 31, 1993 includes reimbursements of out-of-pocket expenses of $13,496 and $10,432, respectively, payable to PWPI.

  Accounts receivable - affiliates at December 31, 1993 consists of investor services fees of $50,000 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures. Accounts receivable - affiliates at March 31,1993 consists of investor services fees of $42,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

5. Notes Payable

  On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan due in May of 1995. The note bears interest at an effective compounded annual rate of 9.8% and is secured by the 625 North Michigan Avenue Office Building. Payment of all interest is deferred until maturity, at which time principal and interest totalling approximately $11,556,000 is due and payable. The carrying value on the Partnership's balance sheet at December 31, 1993 of the loan plus accrued interest aggregated approximately $10,163,000.

  On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bear interest at an annual rate of 10% compounded annually and are secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables Apartments, Treat Commons Phase II Apartments and Asbury Commons Apartments. Payment of all interest is deferred until maturity. During fiscal 1991, the Partnership repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000, was made on August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property, which was sold in fiscal 1990, and an optional partial prepayment of the principal and accrued interest secured by The Gables Apartments. The remaining balances of these loans and the related accrued interest, aggregating approximately $23,005,000, are reflected on the balance sheet of the Partnership as of December 31, 1993. Based on the current loan balances, principal and interest aggregating approximately $26,419,000 will be due and payable at maturity, in June of 1995.

6. Bonds Payable

  Bonds payable consist of the Hacienda Park joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit Hacienda Business Park and the operating investment property and are secured by liens on the operating investment property. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest are payable in semi-annual installments. In the event the operating investment property is sold, Hacienda Park Associates will no longer be liable for the bond assessments.


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As discussed further in the Annual Report, the Partnership's focus for the current fiscal year is on efforts to restructure the zero coupon loans secured by all of the Partnership's operating investment properties prior to their scheduled maturities in May and June of 1995. As previously reported, the Partnership originally borrowed $23,000,000 to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. During fiscal 1991, principal and interest aggregating approximately $4,250,000 was repaid on these borrowings in connection with the sale of the Ballston Place and Highland Village investments. At the time of such borrowings, it was believed that this investment structure would have a positive impact on the overall returns to the Limited Partners. In light of the fact that the Partnership's properties have not appreciated as they were originally expected to, the accumulation of accrued interest on these obligations has had, and will likely continue to have, an adverse effect on the overall returns to the Limited Partners. For this reason, in addition to the current favorable interest rate environment, management believes it would be prudent to seek to prevent the further accumulation of accrued interest at the present time rather than waiting until the scheduled maturity dates. Such a strategy could involve a refinancing of the outstanding obligations with conventional current-pay loans, a sale of assets to repay the obligations, or the current payment of interest at the stated rates of the current loan agreements. The availability of financing sources and the willingness of the current lenders to negotiate prepayment or restructuring terms will play major roles in determining which course of action would be most advantageous. Certain of the Partnership's options for preventing the further accumulation of accrued interest on its zero coupon loans could involve a reduction in current cash flows which might affect future distributions to the Limited Partners.

     The zero coupon loan secured by the 625 North Michigan Office Building is scheduled to mature in May of 1995. As discussed further in the Annual Report, management has entered into preliminary discussions with the mortgage loan holder concerning a restructuring of this obligation. Such discussions continued to progress during the quarter ended December 31, 1993. Preliminary indications support management's belief that a restructuring can be accomplished. However, such restructuring will, in all likelihood, require a partial paydown of the outstanding principal and interest obligation. Management believes that the Partnership has sufficient liquid capital resources to be able to contribute its share of any required equity infusion.

     In addition to addressing the zero coupon loan obligations, management continues to focus on the capital needs of its joint venture investment properties. The Managing General Partner expects that additional leasing costs may need to be funded at certain of its office and retail properties as efforts to lease vacant space at these properties continue. The Hacienda Park investment property, which was 77% leased as of December 31, 1993, consists of four separate office/R&D buildings comprising approximately 185,000 square feet. As previously reported, two of these buildings had been leased to a single tenant, lease payments from which represented approximately 71% of the total rental income from the property for fiscal 1993. The tenant's lease on one of the buildings expired in June of 1993, while its lease on the second building was scheduled to run through March of 1994 and contained a one-year renewal option. Due to corporate reorganization and downsizing measures, this tenant did not renew the lease which expired in June. However, during the current quarter, management successfully negotiated the renewal of this tenant's other lease for five years. In addition, management is aggressively searching for replacement tenants for the vacated building in what is an extremely overbuilt office market.

    Additionally, a significant amount of funds may be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed bankruptcy for protection from creditors. Management does not expect to receive any significant proceeds from the bankruptcy liquidation proceedings. Accordingly, funds for tenant improvements required to re-lease this space will have to come from property operations, Partnership advances and/or short-term borrowings. In addition, Phar-Mor, West Ashley's other major anchor tenant is currently operating under the protection of Chapter 11 of the U. S. Bankruptcy Code. While Phar-Mor has closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is one of their top performing locations in the southeast. As a result, management is optimistic that its continued operation is likely, assuming Phar-Mor successfully emerges from its current Chapter 11 status. Phar-Mor has approached management seeking concessions on the terms of its lease agreement, and discussions concerning this situation are ongoing.

     At December 31, 1993, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $4,405,000. Such amounts will be utilized for the working capital requirements of the Partnership, as well as for reinvestment in certain of the Partnership's properties, principal payments and refinancing expenses related to the Partnership's zero coupon loans and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties.

Results of Operations

    The Partnership reported net income of approximately $159,000 for the nine-month period ended December 31, 1993, as compared to a net income of approximately $361,000 for the same period in the prior year. This unfavorable change in net operating results can be primarily attributed to a decrease in the Partnership's share of unconsolidated ventures' income of approximately $364,000. The decline in the Partnership's share of unconsolidated ventures' income was primarily due to the combined effects of a decrease in rental income and an increase in property operating expenses at 625 North Michigan Avenue coupled with a decline in rental income at West Ashley Shoppes. The decline in the operating results at 625 North Michigan reflects the effects of the extremely competitive market conditions for downtown Chicago office space. The reduction in revenues from West Ashley Shoppes reflects the anchor tenant vacancy discussed further above. A decline in operating loss of approximately $162,000 partially offset the decrease in the Partnership's share of unconsolidated ventures' income in the current period. The decline in operating loss is mainly due to a decline in depreciation and amortization associated with the consolidated Hacienda Park joint venture. The decrease in depreciation and amortization expense was due to the write-off of fully depreciated tenant improvements at the Hacienda Park investment property in the prior period. This favorable change was partially offset by a decrease in rental revenue at Hacienda Park as a result of the major tenant's lease expiration discussed further above. An increase in interest expense on the Partnership's zero coupon loans of approximately $187,000 and an increase in general and administrative expenses of approximately $30,000 partially offset the favorable change in depreciation and amortization expense.