Form 10-K
period 1994-03-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1994-06-29
CIK 793973

PART I

Item 1.  Business

PaineWebber Equity Partners Two Limited Partnership (the "Partnership") is a limited partnership formed on May 16, 1986, under the Uniform Limited Partnership Act of the State of Virginia to invest in a diversified portfolio of existing, newly-constructed or to-be-built income-producing real properties such as apartments, shopping centers, hotels, office buildings and industrial buildings. The Partnership had authorized the issuance of a maximum of 150,000,000 Partnership Units (the "Units") at $1 per Unit, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 33-5929). On June 2, 1988, the offering of Units in the Partnership was completed and gross proceeds of $134,425,741 had been received by the Partnership. Limited Partners will not be required to make any additional capital contributions.

As of March 31, 1994, the Partnership owned interests in four multi-family apartment complexes, two office/R&D buildings and two retail shopping centers. The Partnership has acquired all of its operating property investments through joint venture partnerships as set forth in the following table:

Name of Joint Venture               Percent    Date of
Name and Type of Property          Leased  at  Acquisition  Type of
Location                    Size    3/31/94    of Interest  Ownership (1)

Chicago-625  Partnership  .38 acres;   82%   12/16/86    Fee ownership of land
625 North Michigan Avenue  324,829 net                   and improvements
Office Tower               leasable                      (through joint venture)
Chicago, Illinois          square feet

Richmond  Gables Associates 224 units  95%   9/1/87       Fee ownership of land
The Gables at Erin Shades                                 and improvements
Apartments                                                (through joint
Richmond, Virginia                                        venture)


Daniel/Metcalf
Associates                19 acres;   96%    9/30/87    Fee ownership of land
Partnership               142,363 net                   and improvements
Loehmann's Plaza Shopping leasable                      (through joint venture)
Center                    square feet
Overland Park, Kansas

Hacienda Park Associates  12.6 acres;  72%   12/24/87   Fee ownership of land
Saratoga Center & EG&G    184,905 net                   and improvements
Plaza                     leasable                      (through joint
Office Buildings          square feet                   venture)
Pleasanton, California

TCR Walnut Creek Limited  160 units   98%   12/24/87   Fee ownership of land
Partnership                                             and improvements
Treat Commons Phase II                                 (through joint venture)
Apartments
Walnut Creek, California

Portland Pacific
Associates                183 units   98%   1/12/88    Fee ownership of land
Richland Terrace Apartments                            and improvements
and Richmond Park Apartments                          (through joint venture)
Portland, Oregon

West Ashley Shoppes
Associates                17.25       66%  3/10/88    Fee ownership of land
West Ashley Shoppes       acres;                      and improvements
Charleston, South Carolina 134,406 net                (through joint venture)
                          leasable
                          square feet
Atlanta Asbury
Partnership               204 units  92%  4/7/88      Fee ownership of land
Asbury Commons Apartments                             and improvements
Atlanta, GA                                          (through joint venture)

(1) See Notes to the Financial Statements of the Registrant filed with this Annual Report for a description of the agreements through which the Partnership has acquired these real estate investments.

Originally, the Partnership had interests in ten joint venture partnerships, two of which have since been liquidated through sale transactions. On May 31, 1990, the joint venture that owned the Highland Village Apartments sold the property at a gross sales price of $8,450,000. Net proceeds from the sale were split between the Partnership and its co-venture partner, with the Partnership receiving approximately $7,700,000. As a result of the sale, the Partnership no longer owns any interest in the Highland Village Apartments. Also, on November 29, 1989, the Partnership entered into an agreement with Awbrey's Road II Associates Limited Partnership (ARA) to sell the rights to its interest in Ballston Place - Phase II Associates which was to own and operate Ballston Place - Phase II, an apartment complex in Arlington, Virginia. The Partnership received the return of $9,050,000 which had been funded into escrow during the construction phase of the project. In addition, the Partnership received certain other compensation in connection with this transaction. As of March 31, 1994, the Partnership has no remaining interest in the Ballston Place property.

The Partnership's investment objectives are to invest in operating properties in order to:

(1) preserve and protect Limited Partners' capital;
(2) provide   the   Limited   Partners   with   quarterly    cash
    distributions, a portion of which will be sheltered from current federal income tax liability; and
(3) achieve long-term capital appreciation in the value of the Partnership's investment properties.

Through March 31, 1994, the limited partners had received cumulative cash distributions totalling approximately $67,358,000. This return includes a distribution of $57 per $1,000 investment from the sale of the Highland Village Apartments in May 1990. The remaining cash flow distributions have been from net rental income, and a substantial portion of such distributions has been sheltered from current federal income tax liability. In addition, the Partnership retains its ownership interest in eight of its ten original investment properties. The proceeds from the Ballston Place sale referred to above were retained by the Partnership and have been, or are expected to be, used for capital improvements and leasing costs at the Partnership's other properties in order to preserve and/or enhance their values. These proceeds have also been used to bolster reserves and to pay off a portion of the zero coupon loans which were used to finance the offering costs and related expenses of the Partnership.

The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. At the present time, real estate values for commercial office buildings and, to a lesser extent, retail shopping centers, remain depressed nationwide due to an oversupply of competing space in many markets and the lingering effects of the most recent national recession. Management believes that such markets conditions are temporary and will change as certain market corrections are allowed to occur. As discussed further below, the multi-family residential market has generally strengthened in most parts of the country during the last year. Management's plans are presently to hold the majority of the investment property for long-term investment purposes and to direct the management of the operations of the properties to maximize their long-term values.

All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. Over the past 12 months, home mortgage interest rates have remained low, attracting some prospective tenants away from multi-family apartment complexes and into single-family homes. Despite this increased competition, the lack of new construction of multi-family housing has allowed the oversupply which exists in most markets to begin to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values.
Management of the Partnership expects to continue to see improvement in this sector of the real estate market in the near-term as further market corrections occur. The Partnership's shopping centers and office buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

The  Partnership has no  employees; it has, however, entered
into   an   Advisory   Contract   with   PaineWebber   Properties
Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

The General Partners of the Partnership (the "General Partners") are Second Equity Partners, Inc., and Properties
Associates  1986,  L.  P.   Second  Equity  Partners,  Inc.  (the
"Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. is the managing general partner of the Partnership. Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and the Adviser, is the associate general partner of the Partnership.

The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

As of March 31, 1994, the Partnership has interests in eight operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.
                             PART II


Item   5.   Market  for  the  Partnership's  Limited  Partnership
Interests and Related Security Holder Matters

At March 31, 1994, there were 9,683 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1994.

Item 6. Selected Financial Data

           PaineWebber Equity Partners Two Limited Partnership
      For the years ended March 31, 1994, 1993, 1992, 1991 and 1990
                 (in thousands, except for per Unit data)

                                 Years ended March 31,
                         1994     1993    1992 (1)    1991     1990

Revenues           $   4,338   $ 4,793  $  4,628  $   789    $    688

Operating  loss    $  (2,391)  $(1,549) $ (2,658) $(3,128)   $ (3,134)

Investment income  $   2,313   $ 2,699  $  2,609  $ 5,593    $  5,527

Net  income (loss) $    (78)   $ 1,150  $    (49) $ 2,465    $  2,393

Net income (loss)
per 1,000 Limited
Partnership Units  $   (0.57)  $  8.47  $  (0.36) $ 18.15    $  17.61

Cash distributions
per 1,000 Limited
Partnership  Units $   49.52  $  49.52  $  49.52  $137.15    $  82.51

Total assets       $ 103,391  $107,382  $110,655  $110,496   $128,238

Long-term debt     $  36,828  $ 33,845  $ 31,041  $ 25,554   $ 27,310

(1)During fiscal 1992, as further discussed in Note 4 to the accompanying financial statements, the Partnership assumed complete control of the joint ventures which own and operate
   Saratoga Center and EG&G Plaza and the Asbury Commons Apartments. Accordingly, the joint ventures, which had been accounted for under the equity method in prior years, have been consolidated in the Partnership's financial statements for years subsequent to fiscal 1991.

     The  above  selected  financial  data  should  be  read   in
conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The  above net income (loss) and cash distributions per 1,000
Limited  Partnership Units are based upon the 134,425,741 Limited
Partnership Units outstanding during each year.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership commenced an offering to the public on July 21, 1986 for up to 150,000,000 units (the "Units") of limited partnership interest (at $1 per Unit) pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised gross proceeds of $134,425,741 between July 21, 1986 and June 2, 1988. As discussed further below, the Partnership also received proceeds of $23 million from the issuance of zero coupon loans. The loan proceeds, net of financing expenses of approximately $908,000, were used to pay the offering and organization costs, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1994, two of these investments had been sold and a portion of the zero coupon loans had been repaid. The Partnership retains an interest in eight operating properties, which are comprised of four multi-family apartment complexes, two office/R&D complexes and two retail shopping centers. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvement costs of its joint venture investments in accordance with the respective joint venture agreements.

    The Partnership's focus during fiscal 1994 continued to be on efforts to restructure or refinance the zero coupon loans secured by all of the Partnership's operating investment properties prior to their scheduled maturity dates in May and June of 1995. As noted above, the Partnership originally borrowed $23,000,000 to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. During fiscal 1991, principal and interest aggregating approximately $4,250,000 was repaid on these borrowings in connection with the sale of the Ballston Place and Highland Village investments. The outstanding loans are with two different financial institutions, the first of which issued a loan in the initial principal amount of $6,000,000 which is secured by the 625 North Michigan Office Building, and the other of which issued loans which are secured by the seven remaining investment properties. Due to declines in the market value of the 625 North Michigan property over the past several years, management's efforts have been directed toward negotiating a modification and extension agreement with the existing lender on this loan. Such declines in value have mirrored the state of commercial office buildings nationwide, and particularly in major metropolitan areas such as Chicago. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value ratio requirements for such loans would have made refinancing the 625 North Michigan property by conventional means very difficult.

   Throughout fiscal 1994, management was engaged in negotiations with  the  625 North Michigan lender.  The terms of the  original loan agreement required that if the loan ratio, as defined, exceeded 80%, then the Partnership would be required to deposit additional collateral in an amount sufficient to reduce the loan
ratio  to  80%.   During  fiscal 1994, the  lender  informed  the
Partnership  that,  based on an interim property  appraisal,  the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an  appraisal which demonstrated that the loan ratio exceeded 80%
by  an  amount less than previously demanded by the  lender.   In
December 1993, the Partnership deposited additional collateral of approximately $209,000 in accordance with the higher appraised
value.    The  lender  accepted  the  Partnership's  deposit   of
additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80%
loan  ratio.   Subsequent to year-end, an agreement  was  reached
with  the lender on a proposal to refinance the loan and  resolve the  outstanding disputes.  The terms of the agreement  call  for the  Partnership  to  make a principal paydown  on  the  loan  of
approximately   $801,000,  including  the  application   of   the
additional collateral  referred to above.  The new loan will have an initial principal balance of approximately $9.7 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of  9.125%  per  annum  and  will  require  monthly  payments  of
principal  and interest aggregating approximately  $81,000.   The
terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggretating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. Subsequent to the modification agreement, the 625 North Michigan property is expected to generate a small amount of cash flow from operations after debt service, but prior to capital expenditures. However, the majority of such cash flow will likely be required by the joint venture to pay for capital and tenant improvements in order to maintain the property's current occupancy rate in light of the extremely competitive market conditions which continue to adversely affect the market for office space in downtown Chicago.

   The Partnership is presently involved in negotiations with the other zero coupon note lender regarding a possible modification and extension agreement for the notes secured by the other seven investment properties. Any such agreement would likely involve the conversion of the zero coupon notes to conventional current-
pay   loans   with  monthly  principal  amortization.    Such   a
modification could also require an initial principal paydown similar to the 625 North Michigan transaction described above. There are no assurances that the Partnership and the lender will reach agreement on mutually acceptable terms for a modification and extension of these loans. Consequently, management is also investigating other refinancing options for these obligations. This pool of seven mortgage notes becomes prepayable without
penalty  at  any  time  after August 1994.   Since  the  pool  of
properties which secures these loans is comprised primarily of multi-family residential properties, a strong market sector as compared to commercial office buildings, the Partnership should
have  other  viable alternatives in the event that   a  favorable
agreement cannot be reached with the current lender. Consent of certain of the Partnership's co-venture partners may be required in connection with any extension or refinancing transactions. Regardless of whether the Partnership obtains extensions or refinances the outstanding obligations, these transactions are likely to require the current use of cash reserves to make required principal paydowns and/or to cover transaction costs, in addition to adversely impacting current cash flow due to the
commencement  of  regular  debt  service  payments.    Management
continues to believe that these outcomes will result in higher overall returns to the Limited Partners than would result from allowing the interest on the zero coupon loans to continue to accrue and compound until their scheduled maturity dates.

      Subsequent to the end of the Partnership's fiscal year,  in
June 1994, the Board of Directors of the Partnership's Managing General Partner gave approval for the communication to the Limited Partners of a proposed reduction in the Partnership's quarterly distribution rate. Such communication to the Limited Partners is planned for release in August 1994.
Formal approval of the proposed distribution rate adjustment, which would be effective for the second quarter of fiscal 1995, will occur in October 1994. The rate reduction is being proposed by management in light of the monthly payment of debt service which will be required under the terms of the loan secured by the 625 North Michigan Office Building and the current debt service expected to be required upon the modification or refinancing of the Partnership's remaining zero coupon loans, as discussed further above. In addition, management anticipates significant cash needs over the next two years to pay for capital and tenant improvements at its commercial office buildings and retail shopping centers as efforts to lease vacant space at these
properties  continue.   The  Hacienda Park  investment  property,
which was 72% leased as of March 31, 1994, consists of four separate office/R&D buildings comprising approximately 185,000 square feet. As previously reported, two of these buildings had been leased to a single tenant, lease payments from which represented approximately 71% of the total rental income from the property for fiscal 1993. The tenant's lease on one of the buildings expired in June of 1993, while its lease on the second building was scheduled to run through March of 1994 and contained a one-year renewal option. Due to corporate reorganization and downsizing measures, this tenant did not renew the lease which
expired  in  June.   However, during  the  current  fiscal  year,
management  negotiated the renewal of this tenant's  other  lease for five years,  although at market rents which are substantially
lower   than  the  previous  lease  rental  rate.   In  addition,
management has been aggressively pursuing tenants for the vacated building in what is an extremely overbuilt office market. Subsequent to year-end, the Partnership has secured a new tenant, under a seven-year lease, for this 31,000 square foot building.
The Partnership has agreed to pay for the tenant improvement costs to modify this space to the needs of the new user. Tenant improvements and leasing commissions related to this lease will total approximately $630,000. At Loehmann's Plaza, management plans to invest between approximately $1.2 and $1.6 million over the next 24 months to complete a general upgrade of the property's exterior, including a 10,000 square foot expansion,
which   is  necessary  in  order  for  the  property  to   remain
competitive   in   its  market.   As  discussed  further   below,
significant capital requirements are also expected at West Ashley Shoppes within the next 18-to-24 months.

     In May 1994, subsequent to the Partnership's year-end, the Partnership and the co-venturer of the West Ashley Shoppes joint venture executed a settlement agreement to resolve their outstanding disputes regarding the net cash flow shortfall contributions owed by the co-venturer under the terms of the joint venture's guaranty agreement. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to the Partnership and the remaining 4% of its interest in the joint venture to Second Equity Partners, Inc., the Managing General Partner of the Partnership. Prior to the assignment of its interest, the co-venturer had agreed to retire certain debt in the amount of approximately $400,000 which encumbered certain out-parcels of the West Ashley property. Under the original terms of the venture agreement, the potential future economic value to be realized from these out-parcels would have accrued to the co-venturer's benefit. As a result of the assignment, the future economic value to be realized from the unencumbered out-parcels will accrue solely to the benefit of the Partnership. In return for such assignment, the Partnership agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against the Partnership. As a result of the settlement agreement, the Partnership has effectively assumed full control over the affairs of the joint venture. The Managing General Partner has engaged a local property management company to oversee the day-to-day operations of the retail center, which was 66% leased as of March 31, 1994. A significant amount of funds may be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near future. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. Management does not expect to receive any significant proceeds from the bankruptcy liquidation proceedings. Accordingly, funds for tenant improvements required to re-lease this space will have to come from property operations, Partnership advances and/or short-term borrowings. In addition, Phar-Mor, West Ashley's other major anchor tenant is currently operating under the protection of Chapter 11 of the U. S. Bankruptcy Code. While Phar-Mor has
closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is reported to be one of their top performing locations in the southeast. As a result, management is optimistic that its continued operation is likely, assuming Phar-Mor successfully emerges from its current Chapter 11 status. Phar-Mor has approached management seeking concessions on the terms of its lease agreement, but discussions concerning this situation have been deferred pending the release of Phar-Mor's reorganization plan. Phar-Mor is expected to submit a reorganization plan for bankruptcy court approval sometime during the first or second quarter of fiscal 1995.

     During fiscal 1994, the Partnership received operating cash flow distributions totalling approximately $7,218,000 from its operating investment properties (including approximately $2,476,000 from the consolidated joint ventures). These property distributions represent the primary source of future liquidity for the Partnership prior to the sales or refinancings of its operating investment properties. At March 31, 1994, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $4,290,000. Such amounts will be utilized for the working capital requirements of the Partnership, as well as for reinvestment in certain of the Partnership's properties (as required), principal payments and refinancing expenses related to the Partnership's zero coupon loans and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1994 Compared to 1993

    The Partnership reported a net loss of approximately $78,000 for the fiscal year ended March 31, 1994, as compared to net income of approximately $1,150,000 for fiscal 1993. The significant change in net operating results is attributable to an increase in the Partnership's operating loss of approximately $842,000 combined with a decrease in the Partnership's share of unconsolidated ventures' income of approximately $385,000.

   The increase in the Partnership's operating loss resulted from a combination of a decline in the net income of the consolidated Hacienda Park joint venture and an increase in Partnership interest expense and general and administrative expenses. The net income of the Hacienda Park joint venture declined by approximately $488,000 in comparison with the prior year. The primary reason for this unfavorable change in the venture's operating results was a decline in rental revenues caused by a drop in occupancy. The decline in occupancy during the current fiscal year is a result of the expiration of a major tenant's lease, as discussed further above. In addition, the decline in revenues is also partly attributable to the renewal of another major lease at current market rents, which are substantially below the rates paid under the prior lease agreement, also as discussed further above. Partnership general and administrative expenses increased by approximately $96,000 as a result of certain costs incurred in connection with an independent valuation of the Partnership's operating properties, which is currently  in  process  in conjunction with management's  ongoing refinancing efforts. In addition, interest expense on the Partnership's zero coupon loans increased by approximately $282,000. As discussed above, interest on the zero coupon loans continues to compound, resulting in an increased expense, which will continue until the loans are repaid or refinanced.

    The Partnership's share of unconsolidated ventures' income decreased by approximately $385,000 in fiscal 1994, primarily due to a significant decrease in net income from the 625 North Michigan joint venture. The joint venture's net income decreased due to the combined effects of a decrease in rental income and an increase in property operating expenses. The decline in operating results at 625 North Michigan reflects the extremely competitive market conditions which continue to affect the market for downtown Chicago office space. Similarly, the increase in property expenses is the result of an increase in repairs and maintenance expenses due to the implementation of a general improvement program aimed at improving the property's leasing status.

1993 Compared to 1992

     The Partnership reported net income of approximately $1,150,000 for the fiscal year ended March 31, 1993, as compared to a net loss of approximately $49,000 for fiscal 1992. This favorable change resulted from a decrease in the Partnership's operating loss coupled with an increase in the Partnership's share of unconsolidated ventures' income.

    The decrease in the Partnership's operating loss resulted mainly from a combination of improved operating results of the consolidated Hacienda Park joint venture and a decrease in Partnership general and administrative expenses. The net operating results of the Hacienda Park joint venture improved by approximately $1,002,000 when compared to fiscal 1991. The primary reasons for this favorable change were an increase in rental income, a decline in real estate tax expense and a substantial decrease in non-cash depreciation charges. Hacienda Business Park's rental revenue increased by approximately $225,000, or 10%, mainly due to an increase in average occupancy. As noted above, the Partnership expected to experience a decline in occupancy at Hacienda Business Park in fiscal 1994 upon the expiration of one of the two single-tenant building leases in June of 1993. Real estate tax expense for the Hacienda Business Park decreased by approximately $138,000 in fiscal 1993, mainly as a result of the receipt of refunds totalling approximately $104,000 related to prior years. Finally, depreciation charges for the Hacienda Park joint venture declined by approximately $767,000 in fiscal 1993 as a result of tenant improvement costs totalling approximately $3.7 million having become fully depreciated in the prior year. General and administrative expenses decreased by approximately $148,000 as a result of decreased legal expenses and various other administrative costs. These favorable changes were partially offset by an increase in interest expense on the Partnership's zero coupon loans of approximately $227,000.

    The Partnership's share of unconsolidated ventures' income increased by approximately $99,000 in fiscal 1993 primarily due to increases in net income from the 625 North Michigan and Loehmann's Plaza joint ventures. The increased net income from the 625 North Michigan joint venture was mainly due to increased rental revenue, resulting from a slight increase in average occupancy, and a decrease in repairs and maintenance expenses due to the completion of a general improvement program implemented during the prior year to enhance the building's appeal. Net income from the Loehmann's Plaza joint venture increased due to increased rental revenue which was partially offset by an increase in real estate tax and insurance expense. These favorable changes were partially offset by a decrease in net income from West Ashley Shoppes resulting from decreased rental revenue due to the anchor store closing of Children's Palace. Despite the fact that the tenant was still liable under the lease agreement, rent was no longer being accrued on this lease due to the uncertainty of its collectibility.

1992 Compared to 1991

    In fiscal 1992, the Partnership's operating results include the consolidated results of Saratoga Center & EG&G Plaza and the Asbury Commons Apartments. The Partnership assumed complete control over the affairs of the joint ventures which own these properties during fiscal 1992 as a result of the withdrawals of the respective co-venture partners and the assignments of their remaining interests to Second Equity Partners, Inc., the Managing General Partner of the Partnership.

    The Partnership reported a net loss of approximately $49,000 for the fiscal year ended March 31, 1992, as compared to net income of approximately $2,465,000 for fiscal 1991. The fiscal 1991 results reflect a gain of approximately $2,068,000 on the sale of the Highland Village Apartments. Excluding the effect of the gain, the Partnership's net operating results declined by approximately $447,000 in fiscal 1992, mainly as a result of a significant decline in interest income earned on cash and cash equivalents and the reserve established against the Ballston Place note receivable due to the payment default referred to above. The decrease in interest earned on cash and cash equivalents is partly a result of a significant decrease in interest rates earned on invested cash reserves during fiscal 1992. In addition, the Partnership had a substantially higher average outstanding cash reserve balance during fiscal 1991 due to the receipt of the proceeds from the sales of the Highland
Village  Apartments  and the Partnership's interest  in  Ballston
Place.

     The unfavorable changes in net operating results were partially offset by a decrease in management fee expense. No management fees were earned after the first quarter of fiscal 1992 due to the reduction in the rate of quarterly distributions to the Limited Partners from 8.25% to 5.25%. Per the Partnership Agreement, no management fees are paid to the Adviser if the distribution rate to the Limited Partners falls below 7.5%. The Partnership's share of unconsolidated ventures' income, after adjustment for the gain on sale and income from the operations of the Highland Village Apartments, decreased by approximately 19% in fiscal 1992 as compared to the prior year, primarily due to a significant decrease in net income from the Chicago-625 Partnership. The joint venture's net income decreased due to a significant decrease in rental income, an increase in property operating expenses and an increase in real estate taxes. The decline in rental income was reflective of the market conditions in downtown Chicago. Likewise, the increase in property operating expenses resulted from a general improvement program implemented during the year to enhance the building's appeal, as part of management's efforts to retain existing tenants and attract new tenants. Net income of the Partnership's consolidated joint ventures, Hacienda Business Park and Asbury Commons, increased significantly due to increases in rental income from increased occupancy and the first full year of stabilized operations of the Asbury Commons Apartments.

Inflation

    The Partnership completed its seventh full year of operations in fiscal 1994. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping centers and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

   None.
                            PART III

Item 10.  Directors and Executive Officers of the Partnership

    The Managing General Partner of the Partnership is Second Equity Partners, Inc., a Virginia corporation, which is a wholly-owned subsidiary of PaineWebber Group, Inc. The Associate General Partner of the Partnership is Properties Associates 1986, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations.

(a)  and  (b)  The names and ages of the directors and  principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                      Date
                                                                    elected
Name                   Office                                Age      to
                                                                    Office

Lawrence  A.  Cohen     President and Chief Executive  Officer  40   5/15/91
Albert Pratt            Director                                83   4/17/85 *
Clive D. Bull           Director                                39   6/29/93
Eugene M. Matalene, Jr. Director                                46   6/29/93
Walter V. Arnold        Senior Vice President and
                        Chief Financial Officer                 46   10/29/85
James A. Snyder         Senior Vice President                   48   7/6/92
John B. Watts III       Senior Vice President                   41   6/6/88
Barbara A. Woolhandler  Senior Vice President                   43   1/3/90
David F. Brooks         First Vice President and
                        Assistant Treasurer                     51   4/17/85 *
Timothy J. Medlock      Vice President and Treasurer            32   6/1/88
Thomas W. Boland        Vice President                          31   12/1/91

*  The date of incorporation of the Managing General Partner.

    (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

    (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

    (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the
investment  adviser.   The business experience  of  each  of  the
directors and principal executive officers of the Managing General Partner is as follows:

    Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is a also member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

    Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a limited partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

    Clive D. Bull is a Director of the Managing General Partner and is the manager of PaineWebber's Structured Finance Group where he oversees the residential mortgage-backed, commercial mortgage-backed and asset-backed structuring groups. Mr. Bull joined PaineWebber in 1986 and ran futures and options research in the Quantitative Research Group before assuming his current responsibilities. Prior to joining PaineWebber, Mr. Bull was a tenured associate professor in the Economics Department of New York University. During his tenure at NYU, Mr. Bull published articles in economics journals and served on the editorial board of the American Economic Review. Mr. Bull received his B.A. from Oxford University and a Ph.D. in Economics from UCLA.

    Eugene M. Matalene, Jr. is a Director of the Managing General Partner and a Director of the Adviser. Mr. Matalene joined PaineWebber in April 1987 as First Vice President in the Private Placement Group. Before joining PaineWebber, Mr. Matalene was First Vice President in the Investment Banking Division at Drexel Burnham Lambert from 1986 to 1987. Prior to Drexel Burnham Lambert, Mr. Matalene was associated with Kidder, Peabody as Vice President in the Investment Banking Division from 1979 to 1986. He holds a B.A. from the University of North Carolina at Chapel Hill and an M.B.A. from Columbia University. He is a member of the Board of Directors of American Bankers Insurance Company.

    Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

    James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of the Adviser from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, most recently as the Vice President of Asset Sales. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company.

    John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 15 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

    Barbara  A.  Woolhandler is a Senior Vice  President  of  the
Managing General Partner and a Senior Vice President of the Adviser. Ms. Woolhandler joined PaineWebber in 1983 with its acquisition of Rotan Mosle, Inc. where she was a First Vice President in the Direct Investments Department. Ms. Woolhandler joined Rotan Mosle, Inc. in 1980.

    David  F.  Brooks  is  a First Vice President  and  Assistant
Treasurer  of  the  Managing General Partner  and  a  First  Vice
President and an Assistant Treasurer of the Adviser which he joined in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

    Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

    Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

    (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

    (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1994, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The  directors  and  officers of the  Partnership's  Managing
General Partner receive no current or proposed remuneration from the Partnership.

    The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in Item 13.

    The Partnership has paid cash distributions to the Limited Partners on a quarterly basis at a rate of 8.25% per annum on invested capital from April 1, 1989 through the quarter ended December 31, 1990 and at a rate of 5.25% per annum on invested capital from January 1, 1991 to the present. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

   (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Second Equity Partners Fund, Inc. is owned by PaineWebber. Properties Associates 1986, L.P., the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

    (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the
Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

    (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

    The General Partners are entitled to receive a share of cash distributions, and a share of profits and losses as described under captions "Compensation and Fees" and "Profits and Losses and Cash Distributions" of the Prospectus, as supplemented, a copy of which is hereby incorporated herein by reference. The General Partners received cash distributions of $67,242 for the year ended March 31, 1994.

    The Partnership is permitted to engage in transactions involving affiliates of the General Partners of the Partnership, as described under the captions "Management Compensation", "Conflicts of Interest" and "Rights, Powers and Duties of General Partners" of the Prospectus, as supplemented, a copy of which is hereby incorporated herein by reference. PWI and PaineWebber Properties Incorporated, ("PWPI"), a wholly-owned subsidiary of PWI, are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the acquisition of the Partnership's real property investments.

    Included in general and administrative expenses for the year ended March 31, 1994 is $268,020, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    The  Partnership  uses  the  services  of  Mitchell  Hutchins
Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,500 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1994.

    See Note 3 to the financial statements accompanying this Annual Report for a further discussion of certain relationships and related transactions.

                            PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

  (a) The following documents are filed as part of this report:

      (1) and (2)  Financial Statements and Schedules:

                   The  response to this portion of  Item  14  is
          submitted  as a separate section of this  Report.   See
          Index  to  Financial Statements and Financial Statement
          Schedules at page F-1.

      (3) Exhibits:

                   The exhibits on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

      (b)No reports on Form 8-K were filed during the last quarter of fiscal 1994.

  (c) Exhibits

          See (a)(3) above.

  (d) Financial Statement Schedules

                   The  response to this portion of  Item  14  is
          submitted  as a separate section of this  Report.   See
          Index  to  Financial Statements and Financial Statement
          Schedules at page F-1.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAINEWEBBER EQUITY PARTNERS
                               TWO LIMITED PARTNERSHIP


                               By:  Second Equity Partners, Inc.
                                    Managing General Partner

                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President


Dated:  June 13, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                Date: June 13, 1994
  Albert Pratt
  Director


By:/s/ Clive D. Bull               Date: June 13, 1994
  Clive D. Bull
  Director


By:/s/ Eugene M. Matalene, Jr.     Date: June 13, 1994
  Eugene M. Matalene, Jr.
  Director

                   ANNUAL REPORT ON FORM 10-K
                         Item 14(a)(3)

      PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                       INDEX TO EXHIBITS

                                                Page Number in the Report
Exhibit  No.    Description of Document         Or Other Reference

(3)  and  (4) Prospectus of the Partnership       Filed with the Commission
              dated July 21, 1986, as             pursuant to Rule 424(c)
              supplemented, with particular       and incorporated herein
              reference to the Restated           by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously       Filed with the Commission
              filed as exhibits to registration   pursuant to Section 13 or
              statements and amendments thereto   15(d) of the Securities
              of the registrant together with     Act of 1934 and incorporated
              all such contracts filed as         herein  by reference.
              exhibits of previously filed
              Forms 8-K and Forms 10-K are
              hereby incorporated herein
              by reference.


(13)          Annual Report to Limited Partners   No Annual Report for the
                                                  fiscal year 1994 has been
                                                  sent to the Limited
                                                  Partners.  An  Annual
                                                  Report will be
                                                  sent  to the  Limited
                                                  Partners subsequent to this
                                                  filing.


(22)        List of subsidiaries                 Included in Item I of Part I
                                                 of this Report Page I-1, to
                                                 which reference is hereby made.

                   ANNUAL REPORT ON FORM 10-K
              Item 14(a)(1) and (2) and Item 14(d)

                 PAINEWEBBER EQUITY PARTNERS TWO
                       LIMITED PARTNERSHIP


 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                           Reference

PaineWebber Equity Partners Two Limited Partnership:

  Report of independent auditors                            F-2

  Consolidated balance sheets as of March 31, 1994 and 1993 F-3

  Consolidated statements of operations for the years ended March
31, 1994, 1993 and 1992                                     F-4

    Consolidated  statements  of  changes  in  partners'  capital
(deficit) for the years
     ended March 31, 1994, 1993 and 1992                    F-5

  Consolidated statements of cash flows for the years ended March
31, 1994, 1993 and 1992                                     F-6

  Notes to consolidated  financial statements               F-7

  Schedule XI - Real Estate and Accumulated Depreciation   F-24


Combined  Joint  Ventures  of  PaineWebber  Equity  Partners  Two
Limited Partnership:

  Report of independent auditors                           F-25

  Combined balance sheets as of December 31, 1993 and 1992 F-26

  Combined statements of income and changes in ventures' capital for the years ended December 31, 1993, 1992 and 1991 F-27

   Combined statements of cash flows for the years ended December
31, 1993, 1992 and 1991                                    F-28

  Notes to combined financial statements                   F-29

  Schedule XI - Real Estate and Accumulated Depreciation   F-35


    Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                      REPORT OF INDEPENDENT AUDITORS






     The Partners
     PaineWebber Equity Partners Two Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Two Limited Partnership as of March 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Two Limited Partnership at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




      ERNST & YOUNG

     Boston, Massachusetts
     June 13, 1994

                 PAINEWEBBER EQUITY PARTNERS TWO
                       LIMITED PARTNERSHIP

                   CONSOLIDATED BALANCE SHEETS

                     March 31, 1994 and 1993

                             ASSETS
                                            1994          1993
Operating investment properties:
  Land                                $  5,008,793 $  5,008,793
  Building and improvements             36,514,727   36,423,906
                                        41,523,520   41,432,699
  Less accumulated depreciation        (8,946,838)  (7,722,461)
                                        32,576,682   33,710,238

Investments in unconsolidated
joint ventures, at equity               65,519,150   68,054,010
Cash and cash equivalents                4,289,661    4,494,420
Escrowed cash                              243,660       25,473
Accounts receivable                         23,929      126,956
Accounts receivable - affiliates            67,805       57,805
Prepaid expenses                            21,680       12,707
Deferred rent receivable                   258,190      303,326
Deferred expenses, net of accumulated
 amortization of $1,227,112
($977,560 in 1993)                         390,504      597,136
                                      $103,391,261 $107,382,071

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates         $          - $     45,456
Accounts payable and accrued expenses      211,591      185,642
Advances from consolidated ventures        387,859      558,020
Tenant security deposits                    85,644       68,150
Bonds payable                            2,864,047    2,955,931
Notes payable and accrued interest 33,964,059 30,888,809 Minority interest in net assets of
consolidated joint ventures                331,249      331,249
        Total liabilities               37,844,449   35,033,257

Partners' capital:
 General Partners:
  Capital contributions                      1,000       1,000
  Cumulative net income                    140,227     141,044
  Cumulative cash distributions           (619,868)   (552,626)

 Limited Partners ($1 per Unit;
 134,425,741 Units issued):
 Capital contributions, net of
 offering costs                        119,746,438  119,746,438
  Cumulative net income                 13,636,827   13,713,810
  Cumulative cash distributions        (67,357,812) (60,700,852)
        Total partners' capital         65,546,812   72,348,814
                                      $103,391,261 $107,382,071


                     See accompanying notes.

                 PAINEWEBBER EQUITY PARTNERS TWO
                       LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF OPERATIONS

        For the years ended March 31, 1994, 1993 and 1992



                                     1994         1993          1992
Revenues:
  Rental income and expense
  reimbursements                 $ 4,157,608   $ 4,555,110    $ 4,345,983
  Interest and other income          180,584       237,488        281,700
                                   4,338,192     4,792,598      4,627,683
Expenses:
  Interest expense                 3,267,211     2,986,945      2,760,170
  Depreciation and amortization    1,473,929     1,477,985      2,240,475
  Property operating expenses        929,509       956,877        840,098
  Real estate taxes                  355,257       312,177        481,813
  General and administrative         703,206       607,173        755,120
  Provision for possible
    uncollectible amounts                  -             -        138,136
  Management fees                          -             -         69,880
                                   6,729,112     6,341,157      7,285,692

Operating loss                    (2,390,920)   (1,548,559)    (2,658,009)

Investment income:
  Interest income on notes
  receivable                         106,409       106,822        115,917
  Partnership's share of
  unconsolidated ventures'
  income                           2,206,711     2,592,147      2,492,657
                                   2,313,120     2,698,969      2,608,574
Net income (loss)                $   (77,800)  $ 1,150,410     $  (49,435)

Net income (loss) per 1,000
  Limited Partnership Units         $  (0.57)     $   8.47        $ (0.36)

Cash distributions per 1,000
  Limited Partnership Units         $  49.52      $  49.52        $ 49.52


The above per Limited Partnership Unit information is based upon the 134,425,741 Limited Partnership Units outstanding during each year.

                     See accompanying notes.

                 PAINEWEBBER EQUITY PARTNERS TWO
                       LIMITED PARTNERSHIP

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            (DEFICIT)
        For the years ended March 31, 1994, 1993 and 1992


                              General       Limited
                              Partners      Partners      Total

Balance at March 31, 1991    $(286,205)  $ 84,983,331  $ 84,697,126

Cash distributions             (68,120)    (6,656,965)   (6,725,085)

Net loss                          (519)       (48,916)      (49,435)

Balance at March 31, 1992     (354,844)    78,277,450    77,922,606

Cash distributions             (67,242)    (6,656,960)   (6,724,202)

Net income                      11,504      1,138,906     1,150,410

Balance at March 31, 1993     (410,582)    72,759,396    72,348,814

Cash distributions             (67,242)   (6,656,960)    (6,724,202)

Net loss                          (817)      (76,983)       (77,800)

Balance at March 31, 1994  $  (478,641) $ 66,025,453   $ 65,546,812

                     See accompanying notes.

                 PAINEWEBBER EQUITY PARTNERS TWO
                       LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended March 31, 1994, 1993 and 1992
        Increase (Decrease) in Cash and Cash Equivalents

                                        1994         1993        1992
Cash flows from operating activities:
  Net income (loss)               $   (77,800)   $ 1,150,410  $  (49,435)
  Adjustments to reconcile net
  income (loss) to net cash
  provided by  operating activities:
    Partnership's share of
    unconsolidated
    ventures' income               (2,206,711)    (2,592,147)  (2,492,657)
     Interest expense               3,075,250      2,793,630    2,540,953
     Depreciation and amortization  1,473,929      1,477,985    2,240,475
     Provision for possible
     uncollectible amounts                  -              -      138,136
     Changes in assets and liabilities:
      Escrowed cash                  (218,187)        15,422       14,180
      Accrued interest receivable           -         12,961       11,432
      Accounts receivable             103,027         36,561      (12,135)
      Accounts receivable -
       affiliates                     (10,000)       (25,305)      (1,667)
      Deferred rent receivable         45,136        (70,882)      (8,135)
      Prepaid expenses                 (8,973)        (3,074)      (2,070)
      Tenant security deposits         17,494         20,777       (6,369)
      Accounts payable and accrued
       expenses                        25,949         70,553     (183,902)
      Advances from consolidated
       ventures                      (170,161)      (513,597)   1,071,617
      Accounts payable - affiliates   (45,456)       (80,396)    (461,778)
        Total adjustments           2,081,297      1,142,488    2,848,080
        Net cash provided by
         operating activities       2,003,497      2,292,898    2,798,645

Cash flows from investing activities:
  Distributions from unconsolidated
   ventures                         4,741,571      4,611,870    4,701,234
  Additional investments in
   unconsolidated ventures                  -       (168,670)    (841,425)
  Additions to operating
   investment properties              (90,821)      (261,317)    (902,579)
  Reductions to operating
   investment properties
   resulting from mandatory payments        -              -      505,486
  Payment of leasing commissions      (42,920)      (139,979)    (250,276)
         Net cash provided by
         investing activities        4,607,830      4,041,904    3,212,440

Cash flows from financing activities:
  Distributions to partners         (6,724,202)    (6,724,202)  (6,725,085)
  District bond assessments                  -         44,846            -
  Payments on district bond
   assessments                         (91,884)       (34,759)      (2,429)
         Net cash used for
         financing activities       (6,816,086)    (6,714,115)  (6,727,514)

Net decrease in cash and cash
equivalents                           (204,759)      (379,313)    (716,429)

Cash and cash equivalents,
beginning of year                    4,494,420      4,873,733    5,590,162

Cash and cash equivalents,
end of year                        $ 4,289,661    $ 4,494,420  $ 4,873,733

Cash paid during the year for
interest                           $   191,961   $    193,315  $   219,217

Write-off of fully depreciated
tenant improvements                $         -   $    832,336  $         -


                     See accompanying notes.

1.  Organization

     PaineWebber Equity Partners Two Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Virginia on May 16, 1986 for the purpose of investing in a diversified portfolio of existing, newly-constructed or to-be-built income-producing real properties. The Partnership authorized the issuance of a maximum of 150,000,000 Partnership Units (the "Units") of which 134,425,741 Units, representing capital contributions of $134,425,741, were subscribed and issued between June 1986 and June 1988.

2.  Summary of Significant Accounting Policies

      The accompanying financial statements include the Partnership's investment in six unconsolidated joint venture partnerships, each of which owns operating properties. The
   Partnership accounts for its investments in the unconsolidated joint ventures using the equity method. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. All of the unconsolidated joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

     As further discussed in Note 4, the Partnership acquired complete control of Hacienda Park Associates on December 10, 1991. In addition, the Partnership acquired complete control of the Atlanta Asbury Partnership on February 14, 1992. Accordingly, these joint ventures have been presented on a consolidated basis in the accompanying financial statements. As discussed above, these joint ventures also have a December 31 year-end and operations of the ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheet.

     The consolidated operating investment properties (Saratoga Center and EG&G Plaza and the Asbury Commons Apartments) are carried at the lower of cost, adjusted for certain guaranteed payments from partners and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investments in Saratoga Center and EG&G Plaza and the Asbury Commons Apartments were considered to be held for long-term investment purposes as of March 31, 1994 and 1993. Depreciation expense is computed using the straight-line method over estimated useful lives of five to thirty-one and one-half years. Acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

     Rental income is recognized on the straight-line basis over the term of the related lease agreement,taking into consideration scheduled cost increases and free-rent periods offered as inducements to lease the property. Deferred rent receivable represents rental income earned by Hacienda Park Associates which has been recognized on the straight-line basis over the term of the related lease agreement.

     Deferred expenses include legal fees incurred in connection with the organization of the Partnership, which have been amortized using the straight-line method over a sixty-month term and legal fees incurred in connection with the notes payable described in Note 6, which are being amortized using the straight-line basis over the term of the loans. Deferred expenses also include legal fees associated with the organization of the Hacienda Park joint venture, which were amortized on the straight-line basis over a sixty-month term, and deferred commissions and lease cancellation fees of Hacienda Park Associates, which are being amortized on a straight-line basis over the term of the respective lease.

     Escrowed cash includes funds escrowed for the payment of property taxes and tenant security deposits of the Asbury Commons Apartments. At March 31, 1994, escrowed cash also includes funds escrowed as additional collateral under the terms of the loan agreement secured by the 625 North Michigan operating property (see Note 6).

     For  purposes  of  reporting  cash  flows,  the  Partnership
   considers   all   highly  liquid  investments  with   original
   maturities of 90 days or less to be cash equivalents.

      Certain fiscal 1993 amounts have been reclassified to conform to the fiscal 1994 presentation.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions

     The General Partners of the Partnership are Second Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. Affiliates of the General Partners will receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition, management, financing and disposition of Partnership properties.

     All  distributable cash, as defined, for  each  fiscal  year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the
   Limited  Partners  have received an amount  equal  to  a  7.5%
   noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received Asset Management Fees equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI as an asset management fee. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

     All taxable income (other than from a Capital Transaction) in each year will be allocated to the Limited Partners and the General Partners in proportion to the amounts of distributable cash distributed to them (excluding the asset management fee) in that year or, if there are no distributions of distributable cash, 98.95% to the Limited Partners and 1.05% to the General Partners. All tax losses (other than from a Capital Transaction) will be allocated 98.95% to the Limited Partners and 1.05% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, tax loss or taxable income from a sale or refinancing will be allocated 98.95% to the Limited Partners and 1.05% to the General Partner. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     PaineWebber Properties Incorporated ("PWPI") received asset management fees of $69,880 for the year ended March 31, 1992, as compensation for providing asset management and advisory services to the Partnership. The payment of management fees to PWPI was suspended after the first quarter of fiscal 1992 due to a reduction in the quarterly distribution rate to the limited partners. Per the terms of the advisory contract, PWPI is not entitled to management fees unless the Limited Partners receive a current cash return of at least 7.5% per annum.

      PWI and PWPI, a wholly-owned subsidiary of PWI, are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the acquisition of the Partnership's real property investments. Accounts payable - affiliates at March 31, 1993 includes reimbursements of out-of-pocket expenses of $10,432, payable to PWPI.

     Included in general and administrative expenses for the years ended March 31, 1994, 1993 and 1992 is $268,020,
   $308,850 and $294,020, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. Accounts payable - affiliates at March 31, 1993 includes $35,024 payable to this affiliate for providing such services.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,500, $8,438 and $7,985 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1994, 1993 and 1992, respectively.

     Accounts receivable - affiliates at March 31, 1994 consists of investor services fees of $52,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures. Accounts receivable - affiliates at March 31, 1993 consists of investor services fees of $42,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

4. Operating Investment Properties

     At March 31, 1994 and 1993, the Partnership owned majority and controlling interests in two joint venture partnerships which own operating investment properties. As discussed further below, the Partnership obtained controlling interests in both of these joint ventures during fiscal 1992. Accordingly, the accompanying financial statements present the financial position and results of operations of these ventures on a consolidated basis. Prior to fiscal 1992, the Partnership's investments in these joint ventures were
   accounted  for  on  the  equity  method  (see  Note  5).   The
   Partnership's  policy  is to report the  operations  of  these consolidated joint ventures on a three-month lag. Descriptions of the operating properties and the agreements through which the Partnership owns its interests in the properties are provided below:

   Hacienda Park Associates

     On December 24, 1987, the Partnership acquired an interest in Hacienda Park Associates (the "joint venture"), a California general partnership organized in accordance with a joint venture agreement between the Partnership and Callahan Pentz Properties (the "co-venturer"). The joint venture was organized to own and operate three buildings in the Hacienda Business Park, which is located in Pleasanton, California, consisting of Saratoga Center, a multi-tenant office building and EG&G Plaza, a single tenant facility. Saratoga Center, completed in 1985, consists of approximately 83,000 net rentable square feet located on approximately 5.6 acres of land. Phase I of EG&G Plaza was completed in 1985 and Phase II was completed in 1987. Both phases together consist of approximately 102,000 net rentable square feet located on approximately 7 acres of land. The aggregate cash investment by the Partnership for its interest was $24,930,043 (including an acquisition fee of $890,000 paid to PWPI and certain closing costs of $40,043). These three buildings were 72% leased as of March 31, 1994. Subsequent to year-end, the Partnership executed a lease agreement with a new tenant for 31,000 square feet. The 7-year lease agreement calls for the Partnership to pay for the tenant improvement costs to modify this space to the needs of the new user. Tenant improvements and leasing commissions related to this lease will total approximately $630,000.

     During  the  guaranty period, which was  to  have  run  from
   December 24, 1987 to December 24, 1991, the co-venturer had guaranteed to fund all operating deficits, capital costs and the Partnership's preference return distribution in the event that cash flow from property operations was insufficient. The co-venturer defaulted on the guaranty obligations in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992, when the ventures reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a five-year promissory note in the initial face amount of $300,000 payable to the Partnership without interest. Unless prepaid, the balance of the note escalates as to the principal balance annually up to a maximum of $600,000. In exchange, it was agreed that the co-venturer or its affiliates will have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Any amounts received will be reflected as reductions to the carrying value of the operating investment properties. No payments have been received to date. Concurrent with the execution of the settlement agreement, the property's management contact with an affiliate of the co-venturer was terminated.

     Per the terms of the joint venture agreement, net cash flow of the joint venture is to be distributed monthly in the following order of priority: (1) the Partnership will receive a cumulative preferred return of 9.25% on its net investment until December 31, 1989, 9.75% for the next two years, and 10% per annum thereafter, (2) to pay any capital expenditures and leasing costs, as defined (3) to the co-venturer in an amount up to their mandatory contribution, (4) to capital reserves (5) to pay interest on accrued preferences and unpaid advances, and (6) the balance will be distributed 75% to the Partnership and 25% to the co-venturer.

     Net proceeds from sales or refinancings shall be distributed as follows: (1) to the Partnership to the extent of any unpaid preferred return and accrued interest thereon; (2) to the Partnership to the extent of its net investment plus $2,400,000 and (3) 75% to the Partnership and 25% to the co-venturer. The co-venturer and the Partnership will also receive pro rata, any outstanding advances, including interest thereon, from proceeds from sales or refinancings prior to a return of capital.

     Net income from operations shall be allocated first to the Partnership to the extent of its preference return and then 75% to the Partnership and 25% to the co-venturer. Net losses from operations shall be allocated 75% to the Partnership and 25% to the co-venturer.

   Atlanta Asbury Partnership

     On March 12, 1990 the Partnership acquired an interest in Atlanta Asbury Partnership (the "joint venture"), a Georgia general partnership organized in accordance with a joint venture agreement between the Partnership and Asbury Commons/Summit Limited Partnership, an affiliate of Summit Properties (the "co-venturer"). The joint venture was organized to own and operate Asbury Commons Apartments, a newly constructed 204-unit residential apartment complex located in Atlanta, Georgia. The aggregate cash investment by the Partnership for its interest was $14,417,791 (including an acquisition fee of $50,649 payable to PWPI and certain closing costs of $67,142). The property was 92% occupied at March 31, 1994.

     During the Guaranty Period, from March 13, 1990 to March 15, 1992, as defined, the co-venturer had agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return, (as defined below). The co-venturer was not in compliance with the mandatory payment provisions of the Partnership agreement for the period from November 30, 1990 to February 14, 1992. On February 14, 1992, a settlement agreement between the Partnership and the co-venturer was executed whereby the co-venturer agreed to do the following: 1) pay the Partnership $275,000; (2) release all escrowed purchase price funds, amounting to $230,489, to the joint venture; (3) assign 99% of its joint venture interest  to  the  Partnership and 1%  of  its  joint  venture interest to the Managing General Partner and withdraw from the joint venture; and 4) reimburse the Partnership for legal expenses up to $10,000. In return the co-venturer was released from its obligations under the joint venture agreement.

     Subsequent to the withdrawal of the original co-venture partner and the assignments of its interest in the venture to the Partnership and the Managing General Partner, the terms of the venture agreement call for net cash flow from operations of the joint venture to be distributed as follows:
   (1) to the Partnership in an amount equal to 10% of its net cash investment on an annual basis; (2) next to pay interest on certain additional contributions; and (3) thereafter, any remaining cash is to be distributed 99.75% to the Partnership and .25% to the co-venturer.

     Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1) to the Partnership in the aggregate amount of its cumulative annual preferred return not previously paid; (2) to the Partnership in an amount equal to the Partnership's net investment times 1.10; (3) to the Partnership and co-
   venturer to repay additional contributions; and (4) thereafter, any remaining proceeds will be distributed 99.75% to the Partnership and .25% to the co-venturer.

     Net income will be allocated as follows: (1) income will be allocated to the Partnership and the co-venturer to the extent of and in the same proportion as cash distributions and (2) thereafter 99.75% to the Partnership and .25% to the co-venturer. Losses will be allocated as follows: (1) losses will be allocated to the partners to the extent of and in proportion to their positive capital accounts, (2) thereafter 99.75% to the Partnership and .25% to the co-venturer.

     The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza and the Asbury
   Commons  Apartments  for the years ended  December  31,  1993,
   1992 and 1991:

                                       1993         1992          1991

   Property operating expenses:
     Utilities                       $ 186,984   $  172,330  $   182,765
     Repairs and maintenance           264,438      256,634      167,793
     Salaries and related costs        174,733      180,769      165,673
     Administrative and other          153,766      166,784      183,593
     Insurance                          37,144       42,145       44,782
     Management   fees                 112,444      138,215       95,492
                                     $ 929,509   $  956,877  $   840,098

5.  Investments in Unconsolidated Joint Ventures

      The Partnership has investments in six unconsolidated joint venture partnerships which own operating investment properties at March 31, 1994 and 1993. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year.

      Condensed   combined   financial   statements   of    these
unconsolidated joint ventures, for the periods indicated, are as follows.

                    Condensed Combined Balance Sheets
                        December 31, 1993 and 1992
                                  Assets
                                                1993         1992

  Current assets                         $   3,389,670   $  3,890,089
  Operating investment properties, net      82,290,951     84,904,636
  Other assets                               3,999,867      4,188,728
                                         $  89,680,488   $ 92,983,453

                  Liabilities and Venturers' Capital

  Current liabilities                    $  4,457,300    $  3,661,095
  Other liabilities                           200,803         203,521
  Notes payable                             1,000,000       1,700,000
  Partnership's  share of
    venturers' capital                     63,366,901      65,967,495
  Co-venturers'  share of
    venturers'  capital                    20,655,484      21,451,342
                                        $  89,680,488    $ 92,983,453

                 Condensed Combined Summary of Operations
           For the years ended December 31, 1993, 1992 and 1991

                                    1993        1992          1991

Rental  revenues and
expense reimbursements         $13,546,942   $13,507,464   $13,493,322
Interest   income                   41,192        44,337        68,577
                                13,588,134    13,551,801    13,561,899

Property  operating and
other expenses                  4,486,253      3,830,505     3,989,520
Real estate taxes               3,081,606      2,983,077     3,014,283
Interest expense                  161,726        172,855       203,519
Depreciation and amortization   3,573,394      3,591,589     3,614,838
                               11,302,979     10,578,026    10,822,160

Net  income                   $ 2,285,155    $ 2,973,775   $ 2,739,739

Net income:
   Partnership's share
   of combined income        $ 2,304,661     $ 2,690,097   $  2,590,607
   Co-venturers' share
   of combined income (loss)     (19,506)        283,678        149,132
                             $ 2,285,155     $ 2,973,775   $  2,739,739

     Reconciliation of Partnership's Investment
     March 31, 1994 and 1993
                                               1994              1993

Partnership's  share of
capital at December  31, as shown above    $ 63,366,901      $ 65,967,495
Partnership's share of ventures' current
liabilities and long-term debt                1,574,256         1,542,448
Excess basis due to investments
in joint ventures, net  (1)                   2,194,710         2,292,660
Deficit fundings (2)                           (689,047)         (689,047)
Timing  differences (3)                        (927,670)       (1,059,546)
   Investments in unconsolidated
   joint ventures, at equity at March 31    $ 65,519,150     $ 68,054,010

       (1) At March 31, 1994 and 1993, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by approximately $2,195,000 and $2,293,000 , respectively. This amount, which relates to certain costs incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties (generally 30 years).

       (2)  Deficit   fundings
       represent cash contributed to the West Ashley Shoppes joint venture by the Partnership's co-venturer pursuant to a guaranty agreement. The joint venture recorded such contributions as an increase to the Partnership's capital account for financial reporting purposes.

       (3)   The timing
       differences between the Partnership's share of capital account balances and its investments in joint ventures consist of capital contributions made to joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2.

           Reconciliation of Partnership's Share of Operations
           For the years ended December 31, 1993, 1992 and 1991

                                            1993        1992           1991

     Partnership's share of operations,
     as shown above                    $ 2,304,661  $ 2,690,097    $ 2,590,607
      Amortization  of excess basis        (97,950)     (97,950)       (97,950)
     Partnership's share of
     unconsolidated ventures' income   $ 2,206,711  $ 2,592,147     $ 2,492,657

     Investments in unconsolidated joint ventures, at equity is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to Partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

     Investments in unconsolidated joint ventures, at equity on the balance sheet is comprised of the following investment carrying values:

                                                 1994           1993

        Chicago-625 Partnership            $  21,415,404   $ 22,651,836
       Richmond Gables Associates              6,037,275      6,394,685
       Daniel/Metcalf Associates Partnership  13,193,783     13,484,487
       TCR Walnut Creek Limited Partnership    8,527,132      8,851,862
       Portland Pacific Associates             6,261,781      6,499,180
       West Ashley Shoppes Associates          9,083,775      9,171,960
                                              64,519,1506     7,054,010
       Note receivable:
         Note receivable from TCR
         Walnut Creek Limited
         Partnership  (see discussion below)   1,000,000      1,000,000
        Investments in unconsolidated
        joint ventures                     $  65,519,150    $ 68,054,010

        The Partnership    received    cash   distributions    from    the
   unconsolidated ventures during the years ended March 31, 1994, 1993 and 1992 as set forth below:

                                      1994       1993       1992

   Chicago-625 Partnership         $ 1,252,199  $ 918,285  $  890,728
   Richmond Gables Associates          599,847    564,469     581,588
   Daniel/Metcalf Associates
     Partnership                     1,079,697  1,144,533   1,185,196
   TCR Walnut Creek Limited
     Partnership                       769,890    861,841     812,860
   Portland Pacific Associates         659,938    699,300     747,862
   West Ashley Shoppes Associates      380,000    423,442     483,000
                                  $  4,741,571$ 4,611,870  $ 4,701,234

   A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

a. Chicago - 625 Partnership

     The Partnership acquired an interest in Chicago - 625 Partnership (the "joint venture"), an Illinois general partnership organized on December 16, 1986 in accordance with a joint venture agreement between the Partnership, an affiliate of the Partnership and Michigan-Ontario Limited, an Illinois limited partnership and an affiliate of Golub & Company (the "co-venturer"), to own and operate 625 North Michigan Avenue Office Tower (the "property"). The property is a 27-story commercial office tower containing an aggregate of 324,829 square feet of leasable space on approximately .38 acres of land. The property is located in Chicago, Illinois.

     The aggregate cash investment made by the Partnership for its current interest was $26,010,350 (including an acquisition fee of $1,316,600 paid to PWPI and certain closing costs of $223,750). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners One Limited Partnership (PWEP1), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP1's initial cash investment for its interest was $10,000,000 plus an acquisition fee of $383,400 paid to PWPI. In addition, PWEP1 had an option to purchase from the Partnership $6,880,000 of additional interest in the joint venture. On June 12, 1987, PWEP1 exercised a portion of its option by purchasing an additional interest of $3,500,000 from the Partnership. On May 18, 1988, PWEP1 exercised the remainder of its option by purchasing the remaining interest of $3,380,000 from the Partnership. No gain or loss was recorded on these transactions.

     During 1990 the joint venture agreement was amended to allow the Partnership and PWEP1 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP1. The Partnership made Leasing Expense Contributions in the amounts of $168,670 and $851,451 during fiscal 1993 and 1992, respectively. The Partnership made no Leasing Expense Contributions during fiscal 1994.

      The joint venture agreement provides for aggregate distributions of cash flow and sale or refinancing proceeds to the Partnership and PWEP1. These amounts are then distributed to the Partnership and PWEP1 based on their respective cash investments in the joint venture exclusive of acquisition fees. As a result of the transfers of the Partnership's interests to PWEP1 as discussed above, cash flow distributions and sale or refinancing proceeds will now be split approximately 59% to the Partnership and 41% to PWEP1.

     Net cash flow will be distributed as follows: First, a preference return, payable monthly, to the Partnership and PWEP1 of 9% of their respective net cash investments, as defined. Second, to the payment of any unpaid accrued interest and principal on all outstanding default notes. Third, to the payment of any unpaid accrued interest and principal on all outstanding operating notes. Fourth, 70% in total to the Partnership and PWEP1 and 30% to the co-venturer. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $5,125,199 at December 31, 1993 ($4,039,564 at December 31, 1992).

     Profits for each fiscal year shall be allocated, to the extent that such profits do not exceed the net cash flow for such fiscal year, in proportion to the amount of such net cash flow distributed to the Partners for such fiscal year. Profits in excess of net cash flow shall be allocated 99% in total to the Partnership and PWEP1 and 1% to the co-venturer. Losses shall be allocated 99% in total to the Partnership and PWEP1 and 1% to the co-venturer.

     Proceeds from the sale or refinancing of the property shall be allocated as follows:

     First, to the payment of all unpaid accrued interest and principal on all outstanding default notes. Second, to the Partnership, PWEP1 and the co-venturer for the payment of all unpaid accrued interest and principal on all outstanding operating notes. Third, 100% to the Partnership and PWEP1 until they have received the aggregate amount of their respective Preference Return not yet paid. Fourth, 100% in total to the Partnership and PWEP1 until they have received an amount equal to their respective net investments. Fifth, 100% to the Partnership and PWEP1 until they have received an amount equal to the PWEP Leasing Expense Contributions less any amount previously distributed, pursuant to this provision. Sixth, 100% to the co-venturer until it has received an amount equal to $6,000,000, less any amount of proceeds previously distributed to the co-venturer, as defined. Seventh, 100% to the co-venturer until it has received an amount equal to any reduction in the amount of net cash flow that it would have received had the Partnership not incurred indebtedness in the form of operating notes. Eighth, 100% in total to the Partnership and PWEP1 until they have received $2,067,500, less any amount of proceeds previously distributed to the Partnership and PWEP1, pursuant to this provision. Ninth, 75% in total to the Partnership and PWEP1 and 25% to the co-venturer until the Partnership and PWEP1 have received $20,675,000, less any amount previously distributed to the Partnership and PWEP1, pursuant to this provision. Tenth, 100% to the Partnership and PWEP1 until the Partnership and PWEP1 have received an amount equal to a cumulative return of 9% on the PWEP Leasing Expense Contributions. Eleventh, any remaining balance will be distributed 55% in total to the Partnership and PWEP1 and 45% to the co-venturer.

      Gains resulting from the sale of the property shall be allocated as follows:

     First, capital profits shall be allocated to Partners having negative capital account balances, until the balances of the capital accounts of such Partners equal zero. Second, any remaining capital profits up to the amount of capital proceeds distributed to the Partners pursuant to distribution of proceeds of a sale or refinancing with respect to the capital transaction giving rise to such capital profits shall be allocated to the Partners in proportion to the amount of capital proceeds so distributed to the Partners. Third, capital profits in excess of capital proceeds, if any, shall be allocated between the Partners in the same proportions that capital proceeds of a subsequent capital transaction would be distributed if the capital proceeds were equal to the remaining amount of capital profits to be allocated.

     Capital losses shall be allocated as follows:

     First, capital losses shall be allocated to the Partners in an amount up to and in proportion to their respective positive capital balances. Then, all remaining capital losses shall be allocated 70% in total to the Partnership and PWEP1 and 30% to the co-venturer.

     The Partnership has a property management agreement with an affiliate of the co-venturer that provides for management and leasing commission fees to be paid to the property manager. The management fee is 4% of gross rents and the leasing commission is 7%, as defined. The property management contract is cancellable at the Partnership's option upon the occurrence of certain events and is currently cancellable by the co-venturer at any time.

b) Richmond Gables Associates

     On September 1, 1987 the Partnership acquired an interest in Richmond Gables Associates (the "joint venture"), a Virginia general partnership organized in accordance with a joint venture agreement between the Partnership and Richmond Erin Shades Company Limited Partnership, an affiliate of The Paragon Group (the "co-venturer"). The joint venture was organized to own and operate the Gables at Erin Shades, a newly constructed apartment complex located in Richmond, Virginia. The property consists of 224 units with approximately 156,000 net rentable square feet on approximately 15.6 acres of land.

     The aggregate cash investment by the Partnership for its interest was $9,076,982 (including an acquisition fee of $438,500 paid to PWPI and certain closing costs of $84,716).

     Net cash flow from operations of the joint venture will be distributed in the following order of priority: first, a preference return, payable monthly, to the Partnership of 9% on its net cash investment as defined; second, to pay interest on additional capital contributions; thereafter, 70% to the Partnership and 30% to the co-venturer.

     Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1) the Partnership will receive the aggregate amount of its cumulative annual preferred return not previously paid, (2) the Partnership will receive an amount equal to the
   Partnership's  net  investment,  (3)  $450,000  each  to   the
   Partnership and the co-venturer, (4) the Partnership and co-venturer will receive proceeds in proportion to contribution loans made plus accrued interest, (5) 70% to the Partnership and 30% to the co-venturer until the Partnership has received an additional $5,375,000; and (6) thereafter, any remaining proceeds will be distributed 60% to the Partnership and 40% to the co-venturer.

     Net income and loss will be allocated as follows: (1) depreciation will be allocated to the Partnership, (2) income will be allocated to the Partnership and co-venturer in the same proportion as cash distributions. Losses will be allocated in amounts equal to the positive capital accounts of the Partnership and co-venturer and (3) all other profits and losses will be allocated 70% to the Partnership and 30% to the co-venturer.

     During the Guaranty Period, which expired in September 1990, the co-venturer agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. Total mandatory payments contributed by the co-venturer amounted to $152,048 in 1990. At December 31, 1993 there was a cumulative unpaid preferred distribution payable to the Partnership of $740,062. This amount will be paid to the Partnership if and when there is available cash flow.

     The joint venture has entered into a management contract with an affiliate of the co-venturer which is cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is 5% of gross rents, as defined.

c) Daniel/Metcalf Associates Partnership

     The Partnership acquired an interest in Daniel/Metcalf Associates Partnership (the "joint venture"), a Virginia general partnership organized on September 30, 1987 in accordance with a joint venture agreement between the
   Partnership and Plaza 91 Investors, L.P., an affiliate of Daniel Realty Corp., organized to own and operate Loehmann's Plaza, a community shopping center located in Overland Park, Kansas. The property consists of approximately 142,000 net rentable square feet on approximately 19 acres of land.

     The aggregate cash investment by the Partnership for its interest was $15,488,352 (including an acquisition fee of $689,000 paid to PWPI and certain closing costs of $64,352). As of December 31, 1993, the property was encumbered by a $700,000 nonrecourse mortgage note. The entire principal amount of the mortgage is payable upon maturity on December 1, 1994.

     Net cash flow of the joint venture is to be distributed monthly in the following order of priority: (1) the Partnership will receive a cumulative preferred return (the "Preferred Return") of 9.25% on its initial net investment of $14,300,000 from October, 1987 through September, 1989, 9.75% from October, 1989 through September, 1990 and 10% thereafter, (2) to the Partnership and co-venturer for the payment of all unpaid accrued interest and principal on all outstanding notes. Any additional cash flow shall be distributed 75% to the Partnership and 25% to the co-venturer.

     The co-venturer agreed to contribute to the joint venture all funds that were necessary so the joint venture could distribute to the Partnership its preference return for 36 months from the date of closing (the "Guaranty Period"). Contributions for the final 12 months of the Guaranty Period, which ended September 30, 1990, were in the form of mandatory loans. Such loans are non-interest bearing and will be repaid upon sale or refinancing of the Property. The Partnership's cumulative unpaid preferential return as of
   December 31, 1993 amounted to $1,528,589. If the joint venture requires additional funds after the Guaranty Period, and such funds are not available from third party sources, they are to be provided in the form of operating and capital deficit loans, 75% by the Partnership and 25% by the co-venturer. At December 31, 1993, the co-venturer is obligated to make additional capital contributions of a least $88,644 with respect to cumulative unfunded shortfalls in the Partnership's preferential return through September 30, 1990.

     Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1) to the Partnership and to the co-venturer, to repay any additional capital contributions and loans and unpaid preferential returns, (2) $15,015,000 to the Partnership, (3) $200,000 to the co-venturer and (4) 75% to the Partnership and 25% to the co-venturer.

     Taxable income will be allocated to the Partnership and the co-venturer in any year in the same proportions as actual cash distributions, except to the extent partners are required to make capital contributions, as defined, then an amount equal to such contribution will be allocated to the partners. Profits in excess of net cash flow are allocated 75% to the Partnership and 25% to the co-venturer. Losses are allocated 99% to the Partnership and 1% to the co-venturer. Contributions or loans made to the joint venture by the Partnership or co-venturer will result in a loss allocation to the Partnership or co-venturer of an equal amount.

     The joint venture has entered into a management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is equal to 1.5% of gross rents, as defined. In addition, the affiliate of the co-venturer also earns a subordinated management fee of 2% of gross rents during any year in which the net cash flow of the operating property exceeds the Partnership's preference return. Otherwise the fee is accrued subject to a maximum amount of $50,000 and payable only from the proceeds of a capital transaction.

d) TCR Walnut Creek Limited Partnership

     The Partnership acquired an interest in TCR Walnut Creek Limited Partnership (the "joint venture"), a Texas limited partnership organized on December 24, 1987 in accordance with a joint venture agreement between the Partnership and Trammell S. Crow (the "co-venturer") organized to own and operate Treat Commons Phase II Apartments, an apartment complex located in Walnut Creek, California. The property consists of 160 units on approximately 3.98 acres of land.

     The aggregate cash investment by the Partnership for its interest was $13,143,079 (including an acquisition fee of
   $602,400 payable to PWPI and certain closing costs of $40,679). The initial cash investment also includes the sum of $1,000,000 that was contributed in the form of a permanent nonrecourse loan to the venture on which the Partnership receives interest payments at the rate of 10% per annum until the commencement of the guaranty period, 9.5% per annum during the guaranty period and 10% per annum thereafter. The balance of the permanent loan is included in the
   Partnership's investment in the joint venture on the accompanying balance sheet.

     Net cash flow from operations of the Joint Venture will be distributed quarterly in the following order of priority:
   (1) first, to repay accrued interest and principal on any optional loans, (2) second, a preference return to the Partnership of an interest rate equal to a rate obtainable on a six-month jumbo certificate of deposit for the period ending six months after the earlier of the date construction commenced or August 15, 1987 on its net cash investment, then 9.5% until the end of the guaranty period and 10% thereafter, and (3) third, the balance, 75% to the Partnership and 25% to the co-venturer. The cumulative unpaid preference return as of December 31, 1993 is $1,320,004.

     Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1)
   first, to repay accrued interest and principal on any optional loans, (2) second, 100% to the Partnership until the Partnership has received cumulative distributions, as defined, and (3) third, the balance, 75% to the Partnership and 25% to the co-venturer.

     Net income will be allocated to the Partnership to the extent of net cash flow from operations. Any excess income or all net income, in the event there is no net cash flow from operations, will be allocated 75% to the Partnership and 25% to the co-venturer. In general, net loss will be allocated as follows: (i) prior to January 1, 1988, 1% to the Partnership and 99% to the co-venturer, and (ii) subsequent to December 31, 1987, 99% to the Partnership and 1% to the co-venturer.

     During the guaranty period, from September 1, 1988 to August 31, 1990, the co-venturer agreed to contribute to the joint venture all funds that were necessary to cover any deficits and to ensure that the joint venture could distribute the Partnership's preference return.

     The joint venture has entered into a management contract with an affiliate of the co-venturer which is cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is 5% of gross revenues, as defined.

e) Portland Pacific Associates

     On January 12, 1988 the Partnership acquired an interest in Portland Pacific Associates (the "joint venture"), a California limited partnership organized in accordance with a joint venture agreement between the Partnership and Pacific Union Investment Corporation (the "co-venturer"). The joint venture was organized to own and operate Richland Terrace and Richmond Park Apartments located in Portland, Oregon. The property consists of a total of 183 units located on 9.52 acres of land.

     The aggregate cash investment by the Partnership for its interest was $8,251,500 (including an acquisition fee of $380,000 paid to PWPI and certain closing costs of $33,500).

     During the guaranty period, from January 14, 1988 through February 1, 1991, the co-venturer agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. The Partnership shall receive a preferred annual return of 9.25% of the Partnership's net investment for the two-year period commencing on the date of closing, 9.75% during the subsequent two years and 10% commencing on the fourth anniversary date and extending until the termination and dissolution of the joint venture. The computation of the preferred return is based upon the Partnership's net investment of $7,700,000, as defined in the joint venture agreement.

     Net cash flow from operations of the joint venture will be distributed in the following order of priority: during the guaranty period 1) to the Partnership until it has received its cumulative preference return, as defined, (2) to the partners to pay any guaranty period operating loans or advances and accrued interest, (3) to the co-venturer to pay guaranty preference loans, (4) to the co-venturer until the co-venturer has received the cumulative amount of $60,000, and (5) then 50% to the Partnership and 50% to the co-venturer. Following the guaranty period, until all guaranty period preference loans and related accrued interest have been paid in full, 50% of the net cash flow is to be distributed to the co-venturer to the extent necessary to repay any principal and accrued interest and 37.5% to the Partnership and 12.5% to the co-venturer. After all guaranty period preference loans and accrued interest have been paid in full, 50% to the Partnership to pay any accrued preference and 37.5% to the Partnership and 12.5% to the co-venturer. Then 50% to the manager for unpaid management fees and 37.5% to the Partnership and 12.5% to the co-venturer, and thereafter 75% to the Partnership and 25% to the co-venturer. The Partnership's cumulative unpaid preference return as of December 31, 1993 is $212,974.

     Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1) the
   Partnership will receive the aggregate amount of its cumulative annual preferred return not previously paid, (2) to the Partnership and co-venturer in proportion to any guaranty period loans, (3) to the Partnership until it has received an amount equal to its net investment plus $380,000,
   (4) to the co-venturer until all principal and accrued preference return on guaranty period loans have been repaid
   (5) to pay any unpaid subordinated management fees and (6) thereafter, any remaining proceeds will be distributed 80% to the Partnership and 20% to the co-venturer.

     Net income and loss will be allocated as follows: (1) income will be allocated to the Partnership and co-venturer in the same proportion as cash distributions (2) then 75% to the Partnership and 25% to the co-venturer. Losses will be allocated in proportion to net cash flow distributed.

     The joint venture has entered into a management contract with an affiliate of the co-venturer which is cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is 5% of gross rents.

f) West Ashley Shoppes Associates

     On March 10, 1988 the Partnership acquired an interest in West Ashley Shoppes Associates (the "joint venture"), a South Carolina general partnership organized in accordance with a joint venture agreement between the Partnership and Orleans Road Development Company, an affiliate of the Leo Eisenberg Company (the "co-venturer"). The joint venture was organized to own and operate West Ashley Shoppes, a newly constructed shopping center located in Charleston, South Carolina. The property consists of 134,000 net rentable square feet on approximately 17.25 acres of land. One tenant occupies 55,850 square feet, representing approximately 41% of the total shopping center. This tenant, Phar-Mor, Inc., is in Chapter 11 Bankruptcy Reorganization as of March 31, 1994.

     The aggregate cash investment by the Partnership for its interest was $10,503,841 (including an acquisition fee of $365,000 paid to PWPI and certain closing costs of $123,841).

     During the Guaranty Period, from March 10, 1988 to March 10, 1993, the co-venturer had agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. During fiscal 1990, the co-venturer defaulted on its guaranty obligation. On April 25, 1990, the Partnership and the co-venturer entered into the second amendment to the joint venture agreement. In accordance with the amendment, the Partnership contributed $300,000 to the joint venture, in exchange for the co-venturer's transfer of rights to certain out-parcel land. The $300,000 was then repaid to the Partnership as a distribution to satisfy the co-venturer's obligation to fund net cash flow shortfalls in arrears at December 31, 1989. Subsequent to the amendment to the joint venture agreement, the co-venturer defaulted on the guaranty obligations again. Net cash flow shortfall contributions of approximately $1,060,000 were in arrears at December 31, 1993. During 1991, the Partnership had filed suit against the co-venturer and the individual guarantors to collect the amount of the cash flow shortfall contributions in arrears. In May 1994, subsequent to the Partnership's year-end, the Partnership and the co-venturer executed a settlement agreement to resolve their outstanding disputes regarding the net cash flow shortfall contributions described above. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to the Partnership and the remaining 4% of its interest in the joint venture to Second Equity Partners, Inc. (SEPI), Managing
   General Partner of the Partnership. In return for such assignment, the Partnership agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against the Partnership. The Partnership and SEPI intend to continue the operations of the joint venture as a going concern. The settlement agreement effectively gives the Partnership complete control over the affairs of the joint venture. Accordingly, beginning in the first quarter of fiscal 1995, the financial position and results of operations of this joint venture will be presented on a consolidated basis in the Partnership's financial statements.

     Subsequent to the settlement agreement and assignment of joint venture interest described above, the terms of the joint venture agreement calls for net cash flow from operations of the joint venture to be distributed as follows:
   (1)  the Partnership will receive a preference return  of  10%
   per annum on its net cash investment; (2) next to the partners on a pro rata basis to repay unpaid additional contribution returns and return on accrued preference, as defined; (3) net, until all additional contributions, tenant improvement contributions and accrued preference returns have been paid in full, 50% of remaining cash flow to the partners on a pro rata basis to repay such items, 49.5% to the Partnership, and 0.5% to the co-venturer; and (4) thereafter, any remaining cash would be distributed 99% to the Partnership and 1% to the co-venturer.

     Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1) the
   Partnership will receive the aggregate amount of its cumulative annual preferred return not previously paid, (2) to the Partnership and co-venturer to pay additional contributions, (3) the Partnership will receive an amount equal to the Partnership's net investment and (4) thereafter, any remaining proceeds will be distributed 99% to the Partnership and 1% to the co-venturer.

     Net income or loss will be allocated to the Partnership and the co-venturer in the same proportion as cash distributions except for certain items which are specifically allocated to the partners, as defined, in the joint venture agreement. Such items include amortization of acquisition fee and organization expenses and allocation of depreciation related to recording of the building at fair value based upon its purchase price.

     The joint venture originally entered into a management contract with an affiliate of the co-venturer which was cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee was 4% of gross rents. During fiscal 1992, the Partnership exercised its option to terminate the management agreement and hired third-party management and leasing agents to administer the day-to-day operations of the property.

6.  Notes Payable

     On  April  29, 1988, the Partnership borrowed $6,000,000  in the  form of a zero coupon loan which had a scheduled maturity
   date   in  May  of  1995.   The  note  bears  interest  at  an
   effective  compounded annual rate of 9.8% and  is  secured  by
   the  625  North Michigan Avenue Office Building.   Payment  of
   all interest is deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. The carrying value on the Partnership's balance sheet at March 31, 1994 of the loan plus  accrued  interest aggregated approximately  $10,404,000.
   The terms of the loan agreement require that if the loan ratio, as defined, exceeds 80%, the Partnership is required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of
   additional   collateral  was  required.    Subsequently,   the
   Partnership  submitted  an appraisal which  demonstrated  that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $208,876 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31,
   1994)  but disputed whether the Partnership had complied  with the terms of the loan agreement regarding the 80% loan ratio. Subsequent to the Partnership's year-end, an agreement was reached with the lender of the zero coupon loan on a proposal to  refinance  the loan and resolve the outstanding  disputes.
   The terms of the agreement call for the Partnership to make a principal pay down of approximately $801,000, including the application of the additional collateral referred to above.
   The new loan will have an initial principal balance of approximately $9.7 million and a scheduled maturity date of
   May  1999.   From  the  date  of the  formal  closing  of  the
   modification and extension agreement to the new maturity  date of  the  loan, the loan will bear interest at a rate of 9.125%
   per   annum.   Monthly  payments  of  principal  and  interest
   aggregating  approximately  $81,000  will  be  required.   The
   terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

     On June 20, 1988, the Partnership borrowed $17,000,000 from a financial institution in the form of zero coupon loans due in June of 1995. These notes bear interest at an annual rate of 10% compounded annually and are secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables at Erin Shades, Treat Commons Phase II Apartments
   and Asbury Commons Apartments. Payment of all interest is deferred until maturity. During fiscal 1991, the Partnership repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000 was made on
   August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property  which  was  sold  in fiscal  1990  and  an  optional partial prepayment of the principal and accrued interest secured by The Gables Apartments. The remaining balances of these loans and the related accrued interest, aggregating approximately $23,560,000, are reflected on the balance sheet of the Partnership as of March 31, 1994. Based on the current loan balances, principal and interest aggregating approximately $26,419,000 would be due and payable at maturity, in June of 1995. The Partnership is presently involved in negotiations with the lender regarding a possible modification and extension agreement regarding these seven notes. Any such agreement would likely involve the conversion of the zero coupon notes to conventional current-
   pay loans with monthly principal amortization. Such a modification could also require an initial principal paydown. There are no assurances that a modification and extension agreement will be completed. Management is also investigating other refinancing options for these obligations. Consent of certain of the Partnership's co-
   venture partners may be required in connection with any extension or refinancing transactions.

7. Bonds Payable

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

     Future scheduled principal payments on bond assessments are as follows:

                           Year ended
                            December 31

               1994       $   71,859
               1995           83,529
               1996           91,431
               1997          100,597
               1998          110,136
               Thereafter  2,406,495
                         $ 2,864,047

     In the event the operating investment property is sold, the Hacienda Park joint venture will no longer be liable for the bond assessments.

8. Rental Revenue

     The  buildings owned by Hacienda Park Associates are  leased
   under   noncancellable,  multi-year  leases.   Minimum  future
   rentals due under the terms of these leases at December 31, 1993 are as follows:

                                Future
                                Minimum
                                Contractual
                                Payments

          1994                $ 1,482,435
          1995                  1,235,671
          1996                  1,057,651
          1997                    998,311
          1998                    730,826
          Thereafter              104,029
                              $ 5,608,923

      The joint venture has one major tenant which paid approximately $1,466,000 in rent for the year ended December 31, 1993, representing 63% of the venture's rental income. At December 31, 1993, monthly rents from this tenant are $97,074 through March 1994 and $41,612 thereafter until the lease expiration in March 1999.

9. Subsequent Events

     On May 15, 1994 the Partnership distributed $1,664,240 to the Limited Partners and $16,811 to the General Partners for the quarter ended March 31, 1994.

   In June 1994, the Board of Directors of the Partnership's Managing General Partner gave approval for the communication to the Limited Partners of a proposed reduction in the Partnership's quarterly distribution rate. Such communication to the Limited Partners is planned for release in August 1994. Formal approval of the proposed distribution rate adjustment, which would be effective for the second quarter of fiscal 1995, will occur in October 1994. The rate reduction is being proposed by management in light of the monthly payment of debt service now required under the terms of the loan secured by the 625 North Michigan Office Building and the current debt service expected to be required upon the modification or refinancing of the Partnership's remaining zero coupon loans
   (see  Note 6).   In  addition,  management anticipates  significant
   cash needs over the next two years to pay for capital and tenant improvements at its commercial office buildings and retail properties.


Schedule XI - Real Estate and Accumulated Depreciation
PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
March 31, 1994

                                                 Cost                                                                  Life on Which
                             Initial  Cost  to Capitalized                                                             Depreciation
                             Consolidated      (Removed)                                                                in Latest
                              Joint            Subsequent to   Gross Amount at Which Carried at                         Income
                              Ventures         Acquisition          End of Year                                         Statement
                                  Buildings &  Buildings &         Buildings &       Accumulated   Date of      Date       is
Description  Encumbrances  Land   Improvements Improvements  Land  Improvements Total Depreciation  Construction Acquired Computed
Business Center
Pleasanton, CA$8,538,480 $3,315,297 $23,336,952 $1,436,778 $3,370,033 $24,718,994 $28,089,027 $7,163,733  1985 12/24/87 5 - 31.5 yrs

Apartment Complex
Atlanta,  GA   3,326,268  1,701,946  11,949,920  (217,373)  1,638,760  11,795,733  13,434,493  1,783,105  1990 3/12/90 10 - 27.5 yrs
             $11,864,748 $5,017,243 $35,286,872 $1,219,405 $5,008,793 $33,464,354 $41,523,520 $8,946,838
Notes

(A)  The  aggregate cost of real estate owned at December 31, 1993  for  Federal income tax purposes is approximately $42,689,000.
(B) See Notes 6 and 7 to the Financial Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                1993            1992         1991

 Balance at beginning of period            $ 41,432,699     $ 42,003,718  $        -
 Consolidation of joint ventures                      -                -   41,606,625
 Acquisitions and improvements                   90,821          261,317      902,579
 Write-offs due to disposals                          -         (832,336)           -
 Reduction   in   basis   due
 to   guaranty   payments                             -                -     (505,486)
 Balance at end of period                  $ 41,523,520     $ 41,432,699  $42,003,718

(D) Reconciliation of accumulated depreciation:

 Balance at beginning of period           $   7,722,461      $ 7,347,309  $         -
 Consolidation of joint ventures                      -                -    5,322,139
 Depreciation expense                         1,224,377        1,207,488    2,025,170
 Write-offs due to disposals                          -         (832,336)           -
    Balance at end of period              $   8,946,838     $  7,722,461  $ 7,347,309


                 REPORT OF INDEPENDENT AUDITORS



The Partners of
PaineWebber Equity Partners Two Limited Partnership:

We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1993 and 1992 and the related combined statements of income and changes in venturers' capital and cash flows for each of the three years in the period ended December 31,1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   ERNST & YOUNG
Boston, Massachusetts
March 18, 1994,
except for Note 9,
as to which the
date is May 16, 1994, and
the second paragraph of Note 8,
as to which the date is
June 13, 1994


                   COMBINED JOINT VENTURES OF
       PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                     COMBINED BALANCE SHEETS
                   December 31, 1993 and 1992

                             Assets
                                                1993             1992
Current assets:
  Cash and cash equivalents                 $  1,202,805    $  2,299,439
  Investments                                    729,558               -
  Accounts receivable, net of allowance
  for doubtful accounts
  of $570,533 ($331,228 in 1992)               1,384,275       1,388,735
  Accounts receivable - affiliates                     -         116,306
  Prepaid expenses                                19,911          35,003
   Other current assets                           53,121          50,606
       Total current assets                    3,389,670       3,890,089

Operating investment properties:
  Land                                       24,247,822       24,247,822
  Buildings, improvements and equipment      78,105,218       77,488,825
                                            102,353,040      101,736,647
   Less  accumulated depreciation           (20,062,089)     (16,832,011)
                                             82,290,951       84,904,636

Escrow funds                                     62,405           58,159
Due from affiliates                             269,479          269,479
Deferred expenses, net of accumulated
  amortization  of $1,753,360
  ($1,444,927 in 1992)                        1,789,471        1,912,530
Other  assets, net                            1,878,512        1,948,560
                                           $ 89,680,488     $ 92,983,453

                Liabilities and Venturers' Capital

Current liabilities:
  Accounts payable and accrued expenses    $    591,171     $    590,756
  Accounts payable - affiliates                 167,881          163,821
  Accrued real estate taxes                   2,491,992        2,432,070
  Distributions payable to venturers            506,256          474,448
    Current portion   - notes payable           700,000                -
       Total current liabilities              4,457,300        3,661,095

Tenant security deposits                        150,803          153,521

Subordinated management fee payable
to affiliate                                     50,000           50,000

Notes payable                                 1,000,000        1,700,000

Venturers'  capital                          84,022,385       87,418,837
                                           $ 89,680,488     $ 92,983,453

                     See accompanying notes.

                   COMBINED JOINT VENTURES OF
       PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

 COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
      For the years ended December 31, 1993, 1992 and 1991

                                      1993      1992      1991
Revenues:
   Rental income and expense
   reimbursements               $13,546,942    $13,507,464  $13,493,322
    Interest   income                41,192         44,337       68,577
                                 13,588,134     13,551,801   13,561,899

Expenses:
  Real estate taxes               3,081,606      2,983,077    3,014,283
  Depreciation and amortization   3,573,394      3,591,589    3,614,838
  Property operating expenses       809,964        797,255      819,399
  Repairs and maintenance         1,169,867        938,488    1,069,211
  Management fees                   481,996        478,045      484,906
  Professional fees                 137,392        103,886      117,577
  Salaries                          764,696        699,633      712,078
  Advertising                        62,731         66,141       69,650
  Interest expense                  161,726        172,855      203,519
  General and administrative        663,352        529,601      519,287
  Bad debt expense                  272,855         97,228       10,432
   Other                            123,400        120,228      186,980
                                 11,302,979     10,578,026   10,822,160

Net income                        2,285,155      2,973,775    2,739,739

Contributions from venturers              -        294,450    1,725,000

Distributions to venturers       (5,681,607)    (5,181,550)  (5,665,441)

Venturers'  capital,
beginning of year                 87,418,837    89,332,162    90,532,864

Venturers' capital, end of year  $84,022,385   $87,418,837   $89,332,162


                     See accompanying notes.

                   COMBINED JOINT VENTURES OF
       PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                COMBINED STATEMENT OF CASH FLOWS
      For the years ended December 31, 1993, 1992 and 1991
        Increase (Decrease) in Cash and Cash Equivalents

                                                1993      1992        1991
Cash flows from operating activities:
  Net income                               $ 2,285,155 $ 2,973,775 $ 2,739,739
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization           3,573,394   3,591,589   3,614,838
     Changes in assets and liabilities:
       Accounts receivable                       4,460     (67,023)    102,780
       Accounts receivable - affiliates              -           -     (43,399)
       Prepaid expenses                         15,092        (723)     (1,207)
       Other current assets                     (2,515)      7,560     (40,746)
       Escrow funds                             (4,246)     (4,100)     (4,352)
       Other assets                             66,864    (123,262) (1,134,301)
        Accounts payable and accrued expenses  (22,634)    203,293    (151,674)
       Accounts payable - affiliates             4,060      23,049           -
       Tenant security deposits                 (2,718)      4,087       1,422
        Accrued  real  estate  taxes            59,922    (108,684)    133,819
          Total  adjustments                 3,691,679   3,525,786   2,477,180
          Net  cash provided by
          operating activities               5,976,834   6,499,561   5,216,919

Cash flows from investing activities:
   Additions to operating investment
   properties                                (648,092)    (513,251) (1,084,784)
  Increase in deferred expenses              (185,374)    (273,515)    (47,279)
  Purchase of investment  securities         (729,558)           -           -
          Net  cash used for investing
          activities                       (1,563,024)    (786,766) (1,132,063)

Cash flows from financing activities:
  Distributions to venturers               (5,533,493)  (4,964,166) (5,496,292)
  Proceeds from capital contributions               -      281,111   1,714,073
  Principal payments under  capital
  lease obligation                                  -     (111,639)    (89,391)
          Net cash used for
          financing activities             (5,533,493)  (4,794,694) (3,871,610)

Net  increase  (decrease) in cash
and cash equivalents                       (1,119,683)     918,101     213,246

Cash  and  cash  equivalents,
beginning of  year                          2,322,488    1,404,387   1,191,141

Cash  and  cash equivalents, end of year  $ 1,202,805  $ 2,322,488 $ 1,404,387

Cash  paid during the year for interest   $   148,708  $   170,066 $   196,423


                     See accompanying notes.

1.  Organization

     The accompanying financial statements of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership (Combined Joint Ventures) include the accounts of Chicago-625 Partnership, an Illinois general partnership; Richmond Gables Associates, a Virginia general partnership; Daniels/Metcalf Associates Partnership, a Kansas general partnership; TCR Walnut Creek Limited Partnership, a Texas limited partnership; Portland Pacific Associates, a California general partnership and West Ashley Shoppes Associates, a Virginia limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Equity Partners Two Limited Partnership ("EP2").

     The financial statements of the Combined Joint Ventures have been prepared based on the periods that EP2 held an interest in the individual joint ventures. The dates of EP2's acquisition of interests in the joint ventures are as follows:
                                            Date of Acquisition
        Joint  Venture                        of  Interest

 Chicago-625  Partnership                   December  16, 1986
 Richmond  Gables Associates                September  1, 1987
 Daniel/Metcalf Associates Partnership      September  30, 1987
 TCR Walnut Creek
   Limited  Partnership                     December  24, 1987
 Portland Pacific Associates                January 12, 1988
 West Ashley Shoppes Associates             March 10, 1988

2. Summary of significant accounting policies

   Operating investment properties

     The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. All of the operating investment properties owned by the Combined Joint Ventures were considered to be held for long-term investment purposes as of December 31, 1993 and 1992. The
   Combined   Joint  Ventures  capitalized  property  taxes   and
   interest incurred during the construction period of the projects along with the costs of identifiable improvements. The Combined Joint Ventures also capitalized certain acquisition, construction and guaranty fees paid to affiliates. In certain circumstances the carrying values of the operating properties have been adjusted for mandatory payments received from venture partners (see Note 2). Depreciation expense is computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally 5 to 31.5 years.

   Deferred expenses

     Deferred expenses consist primarily of organization costs which are being amortized over 5 years and lease commissions and rental concessions which are being amortized over the life of the applicable leases.

   Income tax matters

     The Combined Joint Ventures are comprised of entities which are not taxable and, accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

   Cash and cash equivalents

     For purposes of reporting cash flows, the Combined Joint Ventures consider all highly liquid investments, money market funds and certificates of deposit purchased with original maturities of three months or less to be cash equivalents.

   Investments

     Investments  consist of United States  Treasury  Bills  with
   maturities  greater  than  three  months  from  the  date   of
   purchase.   The fair value approximates cost at  December  31,
   1993.

   Rental revenues

     Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the term of the related lease agreements.

   Reclassifications

     Certain 1992 amounts have been reclassified to conform to the 1993 presentation.

3. Joint Ventures

     See Note 5 to the financial statements of EP2 included in this Annual Report for a more detailed description of the joint ventures. Descriptions of the ventures' properties are summarized below:

   a. Chicago-625 Partnership

              The  joint  venture  owns and  operates  625  North
      Michigan Avenue, a 325,000 square foot office building located in Chicago, Illinois.

   b. Richmond Gables Associates

              The joint venture owns and operates The Gables of Erin Shades, a 224-unit apartment complex located in Richmond, Virginia.

   c. Daniel/Metcalf Associates Partnership

              The  joint  venture  owns and  operates  Loehmann's
      Plaza, a 142,000 square foot shopping center located in Overland Park, Kansas.

   d. TCR Walnut Creek Limited Partnership

              The  joint venture owns and operates Treat  Commons
      Phase II Apartments, a 160-unit apartment complex located in Walnut Creek, California.
   e.  Portland Pacific Associates

              The joint venture owns and operates two apartment complexes, Richmond Park Apartments and Richland Terrace
      Apartments,  a  total  of 183 units located  in  Washington
      County, Oregon.

   f. West Ashley Shoppes Associates

              The  joint  venture owns and operates  West  Ashley
      Shoppes, a 134,000 square foot shopping center located in Charleston, South Carolina.

      The following description of the joint venture agreements provides certain general information.

   Allocations of net income and loss

      Except for certain items which are specifically allocated to the partners, as defined in the joint venture agreements, the joint venture agreements generally provide that profits up to the amount of net cash flow distributable shall be allocated between EP2 and the co-venturers in proportion to the amount of net cash flow distributed to each partner for such year. Profits in excess of net cash flow shall be allocated between 59% -99% to EP2 and 1% - 41% to the co-venturers. Losses are allocated in varying proportions 59% - 100% to EP2 and 0% - 41% to the co-venturers as specified in the joint venture agreements.

      Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements.

   Distributions

      The joint venture agreements provide that distributions will generally be paid from net cash flow monthly or quarterly, equivalent to 9% - 10% per annum return on EP2's net investment in the joint ventures. Any remaining cash flow is generally to be distributed first, to repay accrued interest and principal on certain loans and second, to EP2 and the co-venturers until they have received their accrued preference returns. The balance of any net cash flow is to be distributed in amounts ranging from 59% - 75% to EP2 and 25% - 41% to the co-venturers as specified in the joint venture agreements.

      Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

   Guaranty Period

      The joint venture agreements provided that during the Guaranty Periods (as defined in the joint venture agreements), in the event that net cash flow was insufficient to fund operations including amounts necessary to pay EP2 preferred distributions, the co-venturers were to be required to fund amounts equal to such deficiencies. The co-venturers' obligation to fund such amounts pursuant to their guarantees was generally to be in the form of capital contributions to the joint ventures. For a specified period of time subsequent to the Guaranty Period, one of the joint venture agreements required that mandatory loans be made to the joint venture by the co-venturer to the extent that operating revenues were insufficient to pay operating expenses.

      The Guaranty and Mandatory Loan Periods of the joint ventures were generally from the date EP2 entered a joint venture for a period ranging from one to five years.

      The  expiration  dates of the Guaranty and  Mandatory  Loan
   Periods for the joint ventures were as follows:

                                                               Mandatory
                                     Guaranty Period           Loan Period

Chicago-625 Partnership              December 15, 1989             N/A
Richmond  Gables Associates          September 1,1990              N/A
Daniel/Metcalf Associates
    Partnership                      September 30, 1989   September  30, 1990
TCR Walnut Creek
  Limited  Partnership               August 31, 1990               N/A
Portland  Pacific Associates         February 1, 1991              N/A
West Ashley Shoppes Associates       March 10, 1993                N/A

     During 1989, the co-venture partner in the West Ashley Shoppes joint venture defaulted on its guaranty obligation. On April 25, 1990, EP2 and the co-venturer entered into the second amendment to the joint venture agreement. In accordance with the amendment, EP2 contributed $300,000 to the joint venture. In exchange for the $300,000 contributed by EP2, the co-venturer transferred to EP2 its rights to certain out-parcel land. Immediately thereon, the co-venturer satisfied its obligations to fund net cash flow shortfall contributions in arrears at December 31, 1989. As a result of this transaction, EP2 will receive an increased preferred return and is entitled to the first $300,000 in proceeds upon sale and/or refinancing of the out-parcel land described above. Subsequent to the amendment to the joint venture agreement, the co-venturer defaulted on the guaranty obligations again. Net cash flow shortfall contributions owed by the co-venturer pursuant to the guaranty totalled approximately $1,060,000 at December 31, 1993. During 1991, EP2 filed suit against the co-venturer and the individual guarantors to collect the amount of the cash flow shortfall contributions in arrears. As of December 31, 1993, EP2 was negotiating with the co-venturer and the individual guarantors for their removal and the collection of all amounts owed by them to the Partnership. Any uncollected receivable amounts due from the co-venturer are expected to be offset against the co-venturer's capital account at the conclusion of the negotiations (see Note 9).

      As of December 31, 1993, the co-venturer in the Daniel/Metcalf Associates Partnership is obligated to make additional capital contributions of at least $88,644 (subject to adjustment pending the venture partners' determination of an additional amount, if any, of working capital reserves to be funded by the co-venturer) with respect to cumulative unfunded shortfalls in EP2's preferred return through September 30, 1990. Such additional capital contributions are not recorded as a receivable in the accompanying financial statements.

4. Related Party Transactions

The  Combined  Joint  Ventures
   originally entered into property management agreements with affiliates of the co-venturers, cancellable at EP2's option upon the occurrence of certain events. The management fees are equal to 3.5%-5% of gross receipts, as defined in the agreements. During 1992, EP2 exercised its option to terminate the management contract for West Ashley Shoppes and hired third-party management and leasing agents to administer the day-to-day operations of the property. The new property manager was hired for a management fee of 3% of gross receipts, as defined. Affiliates of certain co-venturers also receive leasing commissions with respect to new leases acquired.

     Accounts payable - affiliates at December 31, 1993 includes advances owed to a partner of Richmond Gables Associates of $47,949 for amounts paid to the manager of the venture's operating property for reimbursement of expenses paid on behalf of the joint venture and $15,434 owed to EP2 for organization costs paid in connection with the formation of Portland Pacific Associates. Accounts payable - affiliates at December 31, 1993 also includes advances totalling $85,722 from the venture partners of Portland Pacific Associates and $18,776 payable to related parties of Portland Pacific Associates in connection with services rendered to the venture.

     Accounts payable - affiliates at December 31,1992 includes advances owed to a partner of Richmond Gables Associates of $47,949 for amounts paid to the manager of the venture's operating property for reimbursement of expenses paid on behalf of the joint venture and $15,434 owed to EP2 for organization costs paid in connection with the formation of Portland Pacific Associates. Accounts payable - affiliates at December 31, 1992 also includes advances totalling $85,909 from the venture partners of Portland Pacific Associates in connection with services rendered to the venture.

5.  Capital Reserves

     The joint venture agreements generally provide that reserves for future capital expenditures be established and administered by affiliates of the co-venturers. The co-venturers are to pay periodically into the reserve (as defined) as funds are available after paying all expenses and the EP2 preferred distribution. No contributions were made to the reserves in 1993 and 1992.

6.  Rental Revenues

     Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements.

     Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows:

                 1994         $  7,200,428
                 1995            6,169,042
                 1996            5,317,377
                 1997            4,415,874
                 1998            4,279,934
                 Thereafter     14,336,350
                               $41,719,005

     Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $2,231,000 (44%) of the rental revenue generated by that property for 1993. One tenant of West Ashley Shoppes occupies 55,850 square feet, representing approximately 41% of the total shopping center. This tenant, Phar-Mor, Inc., is in Chapter 11 Bankruptcy Reorganization as of December 31, 1993. Base rental income from this tenant for 1993 totalled $348,353. Minimum rents due from this tenant and included in the above amounts are $348,353 annually for 1994 through 1996, $357,070 for 1997,
   $374,503 for 1998 and $1,498,012 thereafter.

7. Notes Payable

      Notes payable at December 31, 1993 and 1992 include permanent financing for the Treat Commons joint venture provided by EP2 in the amount of $1,000,000. The nonrecourse permanent loan is secured by a deed of trust and security agreement with an assignment of rents. Interest only payments were 9.5% until the end of the guaranty period
   (August 31, 1990), and are to be paid at 10% thereafter. Principal is due December 2012. Interest expense on this debt was $100,000 in 1993, 1992 and 1991.

     In addition, notes payable at December 31, 1993 and 1992 include a nonrecourse mortgage payable arrangement entered into by Daniel/Metcalf Associates on January 15, 1990 in the principal sum of $700,000. The mortgage payable is secured by the joint venture's operating investment property. The mortgage is due in full December 1, 1994, with interest payable monthly at the prime rate plus 1.5% per annum (7.5% at December 31, 1993).

8.  Encumbrances on Operating Investment Properties

     Under  the  terms  of the joint venture agreements,  EP2  is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. EP2 (together in one instance with an affiliated partnership) has exercised its options pursuant to this arrangement by issuing certain zero coupon notes. The operating investment properties of all of the Combined Joint Ventures have been pledged as security for these loans which mature in 1995. These borrowings are direct obligations of EP2 and its affiliate and, therefore, are not reflected in the accompanying financial statements. At December 31, 1993, the aggregate indebtedness of EP2 (and its affiliated partnership) under these loan agreements, including accrued interest, was approximately $30,424,000 ($27,682,000 at December 31, 1992). Under these borrowing arrangements, EP2 is required to make all loan payments and has indemnified the joint ventures and the other partners against all liabilities, claims and expenses associated with the borrowings. Based on the loan balances outstanding as of December 31, 1993, principal and interest on the obligations aggregating approximately $45.7 million is scheduled to mature in 1995.

     One  of  the zero coupon loans, which is secured by the  625
   North  Michigan  Office Building, requires that  if  the  loan ratio,  as defined, exceeds 80%, then EP2, together  with  its
   affiliated   partnership,  shall  be   required   to   deposit
   additional  collateral in an amount sufficient to  reduce  the loan  ratio to 80%.  During 1993, the lender informed EP2  and its  affiliated partnership that based on an interim  property appraisal,  the  loan  ratio exceeded 80%  and  demanded  that additional  collateral  be deposited.  Subsequently,  EP2  and
   its   affiliated  partnership  submitted  an  appraisal  which
   demonstrated  that the loan ratio exceeded 80%  by  an  amount less  than  previously  demanded by the lender  and  deposited additional collateral in accordance with the higher  appraised
   value.    The   lender  accepted  the  deposit  of  additional
   collateral,  but  disputed  whether  EP2  and  its  affiliated partnership had complied with the terms of the loan  agreement regarding  the  80% loan ratio.  Subsequent  to  year-end,  an agreement  was  reached  with the  lender  on  a  proposal  to
   refinance the loan and resolve the outstanding disputes.   The
   terms  of the agreement, which was formally executed  in  June
   1994,  extend the maturity date of the loan to May 1999.   The
   new  principal balance of the loan, after a principal  paydown to  be  funded by EP2 and its affiliated partnership, will  be approximately  $16,225,000.  The new loan will  bear  interest at  a  rate  of 9.125% per annum and will require the  current payment of interest and principal on a monthly basis based  on
   a   25-year  amortization  period.   The  terms  of  the  loan
   agreement   also  require  the  establishment  of  an escrow
   account for real estate taxes, as well as a   capital
   improvement escrow which is to be funded with monthly deposits to be made by EP2 and its affiliated Partnership in the aggregate amount of $1,750,000 thorugh the scheduled maturity date of the loan.

9. Subsequent Event

       In May 1994, EP2 and its co-venture partner in the West Ashley Shoppes joint venture executed a settlement agreement to resolve their outstanding disputes, which are described in Note
2. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to EP2 and the remaining 4% of its interest to the joint venture to Second Equity Partners, Inc. (SEPI), a Virginia corporation and an affiliate of EP2. In return for such assignment, EP2 agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against EP2. EP2 and SEPI intend to continue the operations of the joint venture as a going concern. However, the settlement agreement has effectively given EP2 complete control over the affairs of the joint venture. Accordingly, beginning in 1994, the joint venture will be presented on a consolidated basis in the financial statements of EP2.

Schedule XI - Real Estate and Accumulated Depreciation
                                       COMBINED JOINT VENTURES OF
                          PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 1993

                                                   Cost
                            Initial Cost to    Capitalized                                                            Life on Which
                               Combined          (Removed)                                                            Depreciation
                               Joint           Subsequent to    Gross Amount at Which Carried at                        in Latest
                               Ventures        Acquisition       End of Year                                             Income
                                  Buildings &  Buildings &       Buildings &         Accumulated  Date of      Date      Statement
Description  Encumbrances  Land  Improvements Improvements  Land Improvements  Total Depreciation Construction Acquired is Computed
COMBINED JOINT VENTURES:

Office Building
Chicago, IL   $17,006,196 $ 8,112,250 $35,682,472 $5,116,364 $8,112,250 $40,798,836 $48,911,086 $10,806,555 1968 12/16/86 5 -
																																																																																																																										30 yrs

Shopping Center
Overland Park,KS
                4,382,758   6,265,016   8,873,984  1,113,044  6,265,016   9,987,028  16,252,044   2,193,153 1980 9/30/87  7 -
																																																																																																																										31.5 yr

Apartment Complex
Richmond, VA    2,169,416     963,414   7,906,393   (377,608)   901,291   7,590,908   8,492,199   2,289,362 1987 9/1/87  10 -
                                                                                                                          27.5 yrs

Apartment Complex
Walnut Creek, CA
                4,124,160   3,983,598   1,111,564  5,184,623  3,994,805  6,284,980   10,279,785   1,787,190  1988 12/24/87
                                                                                                                           5 - 27.5
                                                                                                                            yrs

Apartment Complex
Portland, OR   1,941,978     732,000    7,267,789     78,193    732,000  7,345,982   8,077,982    1,708,804  1986 1/12/88  5 - 27.5
                                                                                                                            yrs

Shopping Center
Charleston, SC 2,499,328   4,242,460    5,668,760    428,724  4,242,460  6,097,484  10,339,944    1,277,025  1988 3/10/88 15 - 31.5
                                                                                                                             yrs
             $32,123,836 $24,298,738  $66,510,962$11,543,340 $24,247,822$78,105,218$102,353,040 $20,062,089
Notes

(A)The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $91,684,000.
(B)See Notes 7 and 8 to the Combined Financial Statements for a description of the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                              1993            1992           1991

 Balance at beginning of period           $101,736,647    $101,290,964   $100,083,194
 Acquisitions and improvements                 648,092         513,251      1,207,770
 Write-offs  due  to  disposals                (31,699)        (67,568)             -
 Balance at end of period                 $102,353,040    $101,736,647   $101,290,964

(D) Reconciliation of accumulated depreciation:

 Balance at beginning of period           $ 16,832,011    $ 13,631,465   $ 10,461,624
 Depreciation expense                        3,261,777       3,268,114      3,169,841
 Write-offs  due  to  disposals                (31,699)        (67,568)             -
 Balance at end of period                  $ 20,062,089    $ 16,832,011   $ 13,631,465