Form 10-K/A
period 1994-03-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1994-07-20
CIK 793973

Schedule XI - Real Estate and Accumulated Depreciation
                 PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    March 31, 1994

                                                                                                                          Life on
                                                     Cost                                                                 Which
                                  Initial Cost    Capitalized                                                         Depreciation
                                  to Consolidated  (Removed)                                                              in Latest
                                       Joint      Subsequent to    Gross Amount at Which                                  Income
                                     Ventures    Acquisition        Carried at End of Year                                Statement
                                    Buildings &  Buildings &        Buildings           Accumulated  Date of      Date     is
Description  Encumbrances   Land   Improvements  Improvements  Land Improvements  Total Depreciation Construction Acquired Computed

Business Center
Pleasanton, CA $9,003,830 $3,315,297 $23,336,952 $1,436,778 $3,370,033 $24,718,994 $28,089,027 $7,163,733  1985 12/24/87 5-31.5 yrs

Apartment Complex
Atlanta, GA     3,658,287   1,701,946  11,949,920  (217,373) 1,638,760  11,795,733
13,434,493  1,783,105  1990  3/12/90 10-27.5yrs
               $12,662,117  $5,017,243 $35,286,872$1,219,405 $5,008,793 $36,514,727 $41,523,520 $8,946,838
Notes

(A) The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $42,689,000.
(B) See Notes 6 and 7 to the Financial Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                         1993            1992         1991

  Balance at beginning of period                     $ 41,432,699  $ 42,003,718   $          -
  Consolidation of joint ventures                               -             -     41,606,625
  Acquisitions and improvements                            90,821       261,317        902,579
  Write-offs due to disposals                                   -      (832,336)             -
  Reduction in basis due to guaranty payments                   -             -       (505,486)
  Balance at end of period                           $ 41,523,520  $ 41,432,699   $ 42,003,718

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period                     $  7,722,461  $  7,347,309   $          -
  Consolidation of joint ventures                               -             -      5,322,139
  Depreciation expense                                  1,224,377     1,207,488      2,025,170
  Write-offs due to disposals                                   -      (832,336)             -
  Balance at end of period                           $  8,946,838  $  7,722,461   $  7,347,309

                                      F-24