Form 10-Q
period 1994-06-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1994-08-09
CIK 793973

PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        June 30, 1994 and March 31, 1994
                                   (Unaudited)

ASSETS
                                                          June 30      March 31

Operating investment properties:
    Land                                           $  8,968,538$   5,008,793
    Buildings and improvements                       42,711,674   36,514,727
                                                     51,680,212   41,523,520
    Less accumulated depreciation                  (10,678,312)    (8,946,838)
                                                     41,001,900   32,576,682

Investments in unconsolidated joint ventures,
  at equity                                          55,887,919   65,519,150
Cash and cash equivalents                             3,097,320    4,289,661
Escrowed cash                                           410,896      243,660
Accounts receivable                                     413,067       23,929
Accounts receivable - affiliates                         70,305       67,805
Prepaid expenses                                         17,639       21,680
Deferred rent receivable                                233,170      258,190
Deferred expenses, net                                  910,459      390,504
                                                   $102,042,675 $103,391,261

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses          $        523,006$     211,591
Advances from consolidated ventures                     336,268      387,859
Tenant security deposits                                108,273       85,644
Bonds payable                                         2,864,047    2,864,047
Notes payable and accrued interest                   33,924,535   33,964,059
Minority interest in net assets of
  consolidated joint ventures                           784,059      331,249
Partners' capital                                    63,502,487   65,546,812
                                                   $102,042,675 $103,391,261











                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1994 and 1993
                                   (Unaudited)

                                                             1994       1993

REVENUES:
   Rental income and expense reimbursements           $1,001,701  $1,081,818
   Interest and other income                              54,635      50,145
                                                       1,056,336   1,131,963

EXPENSES:
   Interest expense                                      842,744     794,610
   Property operating expenses                           623,771     338,395
   Depreciation and amortization                         420,829     374,298
   General and administrative                            153,722     181,350
                                                       2,041,066   1,688,653

Operating loss                                         (984,730)   (556,690)

Investment income:
   Interest income on note receivable from joint venture  25,969      26,714
   Partnership's share of unconsolidated ventures' income595,487     716,565

NET INCOME (LOSS)                                  $    (363,274)  $ 186,589

Net income (loss)
  per 1,000 Limited
  Partnership Units                                        $(2.70)   $  1.37

Cash distributions per 1,000 Limited
  Partnership Units                                        $12.38     $12.38

The above net income (loss) and cash distributions per 1,000 Limited Partnership Units are based upon the 134,425,741 Limited Partnership Units outstanding during each period.




                             See accompanying notes.



               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the three months ended June 30, 1994 and 1993
                                   (Unaudited)

                                                    General        Limited
                                                    Partner          Partners

Balance at March 31, 1993                         $(410,582)    $ 72,759,396
Cash distributions                                  (16,811)      (1,664,240)
Net income                                             1,866         184,723
BALANCE AT JUNE 30, 1993                          $(425,527)    $ 71,279,879

Balance at March 31, 1994                         $(478,641)    $ 66,025,453
Cash distributions                                  (16,811)      (1,664,240)
Net loss                                             (3,814)        (359,460)
BALANCE AT JUNE 30, 1994                          $(499,266)     $64,001,753





                             See accompanying notes.




               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months ended June 30, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                      1994             1993
Cash flows from operating activities:
  Net income   (loss)                                         $    (363,274)  $
186,589
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Partnership's share of unconsolidated
          ventures' income                         (595,487)        (716,565)
       Interest expense                              772,246         730,761
       Depreciation and amortization                 420,829         374,298
       Changes in assets and liabilities:
          Escrowed cash                            (152,619)         (93,120)
          Accounts receivable                      (166,301)         (39,058)
          Accounts receivable - affiliates           (2,500)          (2,500)
          Deferred rent receivable                   124,056           4,758
          Deferred expenses                        (132,867)          15,246
          Prepaid expenses                             9,206           8,318
          Tenant security deposits                    21,710          (3,050)
          Accounts payable - affiliates                    -             254
          Accounts payable and accrued expenses      146,617         (16,913)
          Advances from consolidated ventures      (146,591)         169,717
               Total adjustments                     298,299         432,146
               Net cash provided by (used for)
                operating activities                 (64,975)        618,735

Cash flows from investing activities:
  Distributions from unconsolidated ventures       1,142,940       1,109,803
  Additional investments in unconsolidated ventures        -               -
  Additions to operating investment properties       (16,947)                -
               Net cash provided by investing
               activities                          1,125,993       1,109,803

Cash flows from financing activities:
  Distributions to partners                      (1,681,051)      (1,681,051)
  Payments of principal and interest
  on notes payable                                 (811,770)              -
        Net cash used for financing activities   (2,492,821)      (1,681,051)

Net increase (decrease) in cash
       and cash equivalents                      (1,431,803)          47,487

Cash and cash equivalents, beginning of period:
  Partnership                                     4,289,661        4,494,420
  Consolidated joint venture                         239,462                  -
                                                   4,529,123       4,494,420

Cash and cash equivalents, end of period        $  3,097,320    $  4,541,907

Cash paid during the period for interest       $     882,268  $       63,849

                             See accompanying notes.
1.  Organization

    The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1994.

    In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Ventures

    The Partnership has investments in five unconsolidated joint venture partnerships which own operating investment properties at June 30, 1994 (six at March 31, 1994). As discussed further in Note 3, during the first quarter of fiscal 1995, the Partnership obtained control over the affairs of the West Ashley Shoppes joint venture. Accordingly, the joint venture is presented on a consolidated basis at and for the three months ended June 30, 1994. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

    Summarized operations of the unconsolidated joint ventures for the periods indicated are as follows:

                        CONDENSED COMBINED SUMMARY OF OPERATIONS
                   For the three months ended March 31, 1994 and 1993

                                                           1994          1993

   Rental revenues and expense recoveries             $2,728,000  $3,365,000
   Interest and other income                             386,000     129,000
                                                       3,114,000   3,494,000

   Property operating expenses                           860,000     949,000
   Real estate taxes                                     758,000     766,000
   Interest expense                                       40,000      40,000
   Depreciation and amortization                         773,000     891,000
                                                       2,431,000   2,646,000
   Net income                                       $    683,000 $   848,000

   Net income:
       Partnership's share of   combined income    $     616,000 $   742,000
       Co-venturers' share of  combined income            67,000     106,000
                                                   $     683,000 $   848,000

Reconciliation of Partnership's Share of Operations
   Partnership's share of operations, as shown above$     616,000 $   742,000
   Amortization of excess basis                           (21,000)    (25,000)
   Partnership's share of unconsolidated
       ventures' income                            $     595,000  $   717,000

3.  Operating Investment Properties

    At June 30, 1994, the Partnership's balance sheet includes three operating investment properties (two at March 31, 1994); Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed complete control over the affairs of the venture. Accordingly, beginning with the three months ended June 30, 1994, the financial position and the results of operations of the West Ashley joint venture are presented on a consolidated basis in the Partnership's financial statements. The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes Shopping Center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

    The following is a combined summary of property operating expenses for the Saratoga Center and EG&G Plaza, the Asbury Commons Apartments, and the West Ashley Shoppes Associates for the three months ended March 31, 1994 and the Saratoga Center and EG&G Plaza and the Asbury Commons Apartments for the three months ended March 31, 1993.

                                               1994       1993

   Property operating expenses:
  Real estate taxes                      $  250,955  $  110,502
      Repairs and maintenance               146,186     70,047
      Utilities                              48,760      39,448
      Salaries and related costs             17,950      39,420
      Insurance                              14,617       9,617
      Management fees                        38,118      34,055
      Administrative and other              107,185      35,306
                                          $ 623,771  $  338,395

4.Related Party Transactions

    Included in general and administrative expenses for the three months ended June 30, 1994 and 1993 is $68,925 and $77,979, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the nine months ended June 30, 1994 and 1993 is $6,983 and $2,213, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

    Accounts receivable - affiliates at June 30, 1994 consists of investor services fees of $55,000 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures. Accounts receivable - affiliates at March 31, 1994 consists of investor services fees of $52,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

5. Notes Payable

    On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bore interest at an effective compounded annual rate of 9.8% and was secured by the 625 North Michigan Avenue Office Building. Payment of all interest was deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. The carrying value on the Partnership's balance sheet at March 31, 1994 of the loan plus accrued interest aggregated approximately $10,404,000. The terms of the loan agreement required that if the loan ratio, as defined, exceeds 80%, the Partnership is required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $208,876 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31, 1994) but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal pay down of approximately $812,000, including the application of the additional collateral referred to above. The new loan has an initial principal balance of approximately $9.7 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of 9.125% per annum. Monthly payments of principal and interest aggregating approximately $83,000 will be required. The terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. The carrying value on the Partnership's balance sheet at June 30, 1994 of the loan plus accrued interest aggregated approximately $9,809,000.

    On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bear interest at an annual rate of 10% compounded annually and are secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables Apartments, Treat Commons Phase II Apartments and Asbury Commons Apartments. Payment of all interest is deferred until maturity. During fiscal 1991, the Partnership repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000, was made on August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property, which was sold in fiscal 1990, and an optional partial prepayment of the principal and accrued interest secured by The Gables Apartments. The remaining balances of these loans and the related accrued interest, aggregating approximately $24,115,000, are reflected on the balance sheet of the Partnership as of June 30, 1994. Based on the current loan balances, principal and interest aggregating approximately $26,419,000 will be due and payable at maturity, in June of 1995.

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


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   As discussed further in the Annual Report, the Partnership's focus during fiscal 1994 continued to be on efforts to restructure or refinance the zero coupon loans secured by all of the Partnership's operating investment properties prior to their scheduled maturity dates in May and June of 1995. The Partnership originally borrowed $23,000,000 to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. During fiscal 1991, principal and interest aggregating approximately $4,250,000 was repaid on these borrowings in connection with the sale of the Ballston Place and Highland Village investments. The outstanding loans are with two different financial institutions, the first of which issued a loan in the initial principal amount of $6,000,000 which is secured by the 625 North Michigan Office Building, and the other of which issued loans which are secured by the seven remaining investment properties. Due to declines in the market value of the 625 North Michigan property over the past several years, management's efforts have been directed toward negotiating a modification and extension agreement with the existing lender on this loan.
Such declines in value have mirrored the state of commercial office buildings nationwide, and particularly in major metropolitan areas such as Chicago. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value ratio requirements for such loans would have made refinancing the 625 North Michigan property by conventional means very difficult.

   Throughout fiscal 1994, management was engaged in negotiations with the 625 North Michigan lender. The terms of the original loan agreement required that if the loan ratio, as defined, exceeded 80%, then the Partnership would be required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that, based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of approximately $209,000 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the current quarter, an agreement was reached with the lender on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement call for the Partnership to make a principal paydown on the loan of approximately $812,000, including the application of the additional collateral referred to above. The new loan has an initial principal balance of approximately $9.7 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of 9.125% per annum and will require monthly payments of principal and interest aggregating approximately $83,000. The terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. Subsequent to the modification agreement, the 625 North Michigan property is expected to generate a small amount of cash flow from operations after debt service, but prior to capital expenditures. However, the majority of such cash flow will likely be required by the joint venture to pay for capital and tenant improvements in order to maintain the property's current occupancy rate in light of the extremely competitive market conditions which continue to adversely affect the market for office space in downtown Chicago.

   The Partnership has had preliminary discussions with the other zero coupon note lender regarding a possible modification and extension agreement for the notes secured by the other seven investment properties. Any such agreement would likely involve the conversion of the zero coupon notes to conventional current-pay loans with monthly principal amortization. Such a modification could also require an initial principal paydown similar to the 625 North Michigan transaction described above. There are no assurances that the Partnership and the lender will reach agreement on mutually acceptable terms for a modification and extension of these loans. Consequently, management is also investigating other refinancing options for these obligations. This pool of seven mortgage notes becomes prepayable without penalty at any time after August 1994. Since the pool of properties which secures these loans is comprised primarily of multi-family residential properties, a strong market sector as compared to commercial office buildings, the Partnership should have other viable alternatives in the event that a favorable agreement cannot be reached with the current lender. Consent of certain of the Partnership's co-venture partners may be required in connection with any extension or refinancing transactions. Regardless of whether the Partnership obtains extensions or refinances the outstanding obligations, these transactions are likely to require the current use of cash reserves to make required principal paydowns and/or to cover transaction costs, in addition to adversely impacting current cash flow due to the commencement of regular debt service payments. As a result of this additional debt service, there will be a reduction in current cash flows from the properties to the Partnership. In addition, there is an ongoing need to use a portion of the earnings to fund expected capital work at the Partnership's commercial properties. This work involves tenant improvements and leasing commissions at each of these properties. The reduction in cash flows from the properties, combined with capital needs, requires that the current annual distribution rate of 5.25% be reduced to 2% beginning with the payment to be made on November 15, 1994 for the quarter ending September 30, 1994.

    The Hacienda Park investment property consists of four separate office/R&D buildings comprising approximately 185,000 square feet. As previously reported, two of these buildings had been leased to a single tenant, lease payments from which represented approximately 71% of the total rental income from the property for fiscal 1993. The tenant's lease on one of the buildings expired in June of 1993, while its lease on the second building was scheduled to run through March of 1994 and contained a one-year renewal option. Due to corporate reorganization and downsizing measures, this tenant did not renew the lease which expired in June. However, during fiscal 1994, management negotiated the renewal of this tenant's other lease for five years, although at market rents which are substantially lower than the previous lease rental rate. In addition, management has been aggressively pursuing tenants for the vacated building in what is an extremely overbuilt office market. During the current quarter, the Partnership has secured a new tenant, under a seven-year lease, for this 31,000 square foot building. The Partnership has agreed to pay for the tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease will total approximately $630,000. As a result of these measures, the Hacienda Park investment property, which was 72% leased as of March 31, 1994, improved to 89% leased at June 30, 1994. At Loehmann's Plaza, management plans to invest between approximately $1.2 and $1.6 million over the next 24 months to complete a general upgrade of the property's exterior, including a 10,000 square foot expansion, which is necessary in order for the property to remain competitive in its market. As discussed further below, significant capital requirements are also expected at West Ashley Shoppes within the next 18-to-24 months.

    In May 1994, during the current quarter, the Partnership and the co-venturer of the West Ashley Shoppes joint venture executed a settlement agreement to resolve their outstanding disputes regarding the net cash flow shortfall contributions owed by the co-venturer under the terms of the joint venture's guaranty agreement. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to the Partnership and the remaining 4% of its interest in the joint venture to Second Equity Partners, Inc., the Managing General Partner of the Partnership. Prior to the assignment of its interest, the co-venturer had agreed to retire certain debt in the amount of approximately $400,000 which encumbered certain out-parcels of the West Ashley property. Under the original terms of the venture agreement, the potential future economic value to be realized from these out-parcels would have accrued to the co-venturer's benefit. As a result of the assignment, the future economic value to be realized from the unencumbered out-parcels will accrue solely to the benefit of the Partnership. In return for such assignment, the Partnership agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against the Partnership. As a result of the settlement agreement, the Partnership has effectively assumed full control over the affairs of the joint venture. The Managing General Partner has engaged a local property management company to oversee the day-to-day operations of the retail center, which was 66% leased as of June 30, 1994. A significant amount of funds may be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near future. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. Management does not expect to receive any significant proceeds from the bankruptcy liquidation proceedings. Accordingly, funds for tenant improvements required to re-lease this space will have to come from property operations, Partnership advances and/or short-term borrowings. In addition, Phar-Mor, West Ashley's other major anchor tenant is currently operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. While Phar-Mor has closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is reported to be one of their top performing locations in the southeast. As a result, management is optimistic that its continued operation is likely, assuming Phar-Mor successfully emerges from its current Chapter 11 status. Subsequent to the end of the current quarter, Phar-Mor submitted a reorganization plan for bankruptcy court approval. Published reports have indicated that the proposed plan involves no further store closings.

    At June 30, 1994, the Partnership and its consolidated joint ventures had
available cash and cash equivalents of approximately $3,097,000.   Such amounts
will be utilized for the working capital requirements of the Partnership, as well as for reinvestment in certain of the Partnership's properties (as required), principal payments and refinancing expenses related to the Partnership's zero coupon loans and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS

   In fiscal 1995, the Partnership's operating results include the consolidated results of the West Ashley Shoppes joint venture As discussed in the Annual Report, the Partnership assumed complete control over the affairs of the joint venture which owns the property during the current quarter as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to the Partnership and Second Equity Partners, Inc., the Managing General Partner of the Partnership. The Partnership reported a net loss of approximately $363,000 for the three-month period ended June 30, 1994, as compared to net income of approximately $186,000 for the same period in the prior year. The significant change in net operating results is attributable to an increase in the Partnership's operating loss of approximately $428,000 combined with a decrease in the Partnership's share of unconsolidated ventures' income of approximately $121,000.

   The increase in the Partnership's operating loss resulted mainly from a combination of a decline in net income of the consolidated Hacienda Park joint venture and the inclusion in the current period of the operating loss of the West Ashley Shoppes joint venture. The net income of the Hacienda Park joint venture declined by approximately $210,000 in comparison with the prior period. The primary reason for this unfavorable change in the venture's operating results was a decline in rental revenues resulting from the combined effects of a temporary drop in occupancy and the renewal of a major lease at lower current market rents, as discussed above. An increase in interest expense of approximately $48,000, due to the compounding effect of interest on the Partnership's zero coupon loans, also contributed to the increase in operating loss for the current period. The Partnership's share of unconsolidated ventures' income decreased by approximately $121,000 primarily due to a decrease in net income from the Chicago-625 Partnership. The joint venture's net income decreased due to a significant decrease in rental income. The decline in rental income is reflective of the continued downward pressure on rental rates caused by the competitive market conditions in downtown Chicago.