Form 10-Q
period 1994-09-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1994-11-09
CIK 793973

PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1994 and March 31, 1994
                                   (Unaudited)

                                        ASSETS
                                                    September 30    March 31

Operating investment properties:
    Land                                            $ 8,968,538  $ 5,008,793
    Buildings and improvements                       42,913,955   36,514,727
                                                     51,882,493   41,523,520
    Less accumulated depreciation                  (11,055,861)  (8,946,838)
                                                     40,826,632   32,576,682

Investments in unconsolidated joint ventures,
  at equity                                          48,089,873   65,519,150
Cash and cash equivalents                             9,071,065    4,289,661
Escrowed cash                                           485,085      243,660
Accounts receivable                                     366,861       23,929
Accounts receivable - affiliates                         72,805       67,805
Prepaid expenses                                         10,463       21,680
Deferred rent receivable                                214,470      258,190
Deferred expenses and other assets, net               1,025,281      390,504
                                                   $100,162,535 $103,391,261

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                $  402,459   $  211,591
Advances from consolidated ventures                      94,263      387,859
Tenant security deposits                                115,324       85,644
Bonds payable                                         2,832,014    2,864,047
Notes payable and accrued interest                   34,191,972   33,964,059
Minority interest in net assets of
  consolidated joint ventures                           784,059      331,249
Partners' capital                                    61,742,444   65,546,812
                                                   $100,162,535 $103,391,261



                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1994 and 1993
                                   (Unaudited)

                                  Three Months Ended      Six Months Ended
                                    September 30,           September 30,
                                1994         1993        1994        1993

REVENUES:
  Rental income and expense
    reimbursements            $1,052,934  $1,164,820  $2,054,635  $2,246,638
  Interest and other income       55,631      58,953     110,266     109,098
                               1,108,565   1,223,773   2,164,901   2,355,736

EXPENSES:
  Interest expense               816,280     775,840   1,659,024   1,570,450
  Property operating expenses    381,981     335,622     877,879     674,017
  Depreciation and amortization  492,118     373,463     912,947     747,761
  General and administrative     164,107     135,914     317,829     317,264
                               1,854,486   1,620,839   3,767,679   3,309,492

Operating loss                 (745,921)   (397,066) (1,602,778)   (953,756)

Investment income:
  Interest income on note
  receivable from joint
  venture                         26,695      26,136      52,664      52,850
  Partnership's share of
  unconsolidated ventures'
  income                         512,360     477,270   1,107,847   1,193,835

NET INCOME (LOSS)             $(206,866)    $106,340  $(442,267)   $ 292,929

Net income (loss)
  per 1,000 Limited
  Partnership Units                $(1.52)    $  0.78      $(3.26)    $  2.16

Cash distributions per 1,000
  Limited Partnership Units        $12.38      $12.38      $24.76      $24.76

The above net income (loss) and cash distributions per 1,000 Limited Partnership Units are based upon the 134,425,741 Limited Partnership Units outstanding during each period.


                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the six months ended September 30, 1994 and 1993
                                   (Unaudited)

                                                    General        Limited
                                                    Partner         Partners

Balance at March 31, 1993                         $(410,582)     $72,759,396
Cash distributions                                  (33,621)     (3,328,479)
Net income                                             2,929         290,000
BALANCE AT SEPTEMBER 30, 1993                     $(441,274)     $69,720,917

Balance at March 31, 1994                         $(478,641)     $66,025,453
Cash distributions                                  (33,621)     (3,328,480)
Net loss                                             (4,643)       (437,624)
BALANCE AT SEPTEMBER 30, 1994                     $(516,905)     $62,259,349





                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                      1994             1993
Cash flows from operating activities:
  Net income (loss)                              $  (442,267)     $  292,929
  Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
    Partnership's share of unconsolidated
    ventures' income                              (1,107,847)     (1,193,835)
      Interest expense on zero coupon loans        1,428,583       1,487,453
      Depreciation and amortization                  912,947         747,761
      Changes in assets and liabilities:
        Escrowed cash                               (207,977)       (139,922)
        Accounts receivable                          (21,059)         123,121
        Accounts receivable - affiliates              (5,000)         (5,000)
        Deferred rent receivable                      43,720          11,770
        Other assets                                       -         (27,334)
        Prepaid expenses                              16,382          10,706
        Tenant security deposits                       9,930          (3,222)
        Accounts payable - affiliates                 28,120          11,103
        Accounts payable and accrued expenses         (2,047)        (73,766)
        Advances from consolidated ventures         (377,596)        102,041
           Total adjustments                          18,156       1,050,876
           Net cash provided by operating
           activities                                275,889       1,343,805

Cash flows from investing activities:
  Distributions from unconsolidated ventures       9,674,584       2,449,026
  Additional investments in unconsolidated
    ventures                                        (383,884)              -
  Additions to operating investment
    properties                                       (58,879)        (29,350)
           Net cash provided by investing
           activities                              9,231,821        2,419,676

Cash flows from financing activities:
  Distributions to partners                       (3,362,101)      (3,362,100)
  Proceeds from issuance of mortgage loan          7,000,000                -
  Payment of deferred financing costs               (583,018)               -
  Payments of principal and interest on
    notes payable                                 (7,988,616)               -
  Repayment of principal on bonds payable            (32,033)         (33,524)
           Net cash used for financing
           activities                             (4,965,768)      (3,395,624)

Net increase in cash and cash equivalents          4,541,942          367,857

Cash and cash equivalents, beginning of period:
  Partnership
4,289,661  4,494,420
  Consolidated joint venture                         239,462               -
                                                   4,529,123       4,494,420

Cash and cash equivalents, end of period         $ 9,071,065     $ 4,862,277

Cash paid during the period for interest         $ 4,369,589     $    82,997


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

2. Investments in Unconsolidated Joint Ventures

    The Partnership has investments in five unconsolidated joint venture partnerships which own operating investment properties at September 30, 1994 (six at March 31, 1994). As discussed further in Note 3, during the first quarter of fiscal 1995, the Partnership obtained control over the affairs of the West Ashley Shoppes joint venture. Accordingly, the joint venture is presented on a consolidated basis at and for the three and six months ended September 30, 1994. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

    Summarized operations of the unconsolidated joint ventures for the periods indicated are as follows:

                 CONDENSED COMBINED SUMMARY OF OPERATIONS
        For the three and six months ended June 30, 1994 and 1993

                                 Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                 1994         1993        1994        1993

   Rental revenues and
     expense recoveries       $2,983,000  $3,098,000  $6,009,000  $6,463,000
   Interest and other income      97,000      60,000     185,000     189,000
                               3,080,000   3,158,000   6,194,000   6,652,000

   Property operating expenses   935,000     997,000   1,795,000   1,946,000
   Real estate taxes             761,000     725,000   1,519,000   1,491,000
   Interest expense               41,000      41,000      81,000      81,000
   Depreciation and
     amortization                781,000     882,000   1,554,000   1,773,000
                               2,518,000   2,645,000   4,949,000   5,291,000
   Net income                  $ 562,000   $ 513,000  $1,245,000  $1,361,000

   Net income:
    Partnership's share of
      combined income         $  532,000   $ 502,000  $1,148,000  $1,244,000
    Co-venturers' share of
      combined income             30,000      11,000      97,000     117,000
                              $  562,000   $ 513,000  $1,245,000  $1,361,000


Reconciliation of Partnership's Share of Operations

                                  Three Months Ended      Six Months Ended
                                     September 30,          September 30,
                                  1994        1993       1994        1993

   Partnership's share of
     operations, as shown
     above                    $  532,000   $ 502,000  $1,148,000  $1,244,000
   Amortization of excess
     basis                       (20,000)    (25,000)    (40,000)    (50,000)
   Partnership's share of
     unconsolidated
     ventures' income         $  512,000   $ 477,000  $1,108,000  $1,194,000

3.  Operating Investment Properties

    At September 30, 1994, the Partnership's balance sheet includes three operating investment properties (two at March 31, 1994); Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed complete control over the affairs of the venture. Accordingly, beginning in fiscal 1995, the financial position and the results of operations of the West Ashley joint venture are presented on a consolidated basis in the Partnership's financial statements. The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes shopping center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

    The following is a combined summary of property operating expenses for the Saratoga Center and EG&G Plaza, the Asbury Commons Apartments, and the West Ashley Shoppes Associates for the three and six months ended June 30, 1994 and the Saratoga Center and EG&G Plaza and the Asbury Commons Apartments for the three and six months ended June 30, 1993.

                                 Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1994      1993         1994        1993

   Property operating expenses:
    Real estate taxes           $102,163   $  83,159    $225,245    $193,661
    Repairs and maintenance       74,657      47,844     220,843     117,891
    Utilities                     53,120      44,745     101,880      84,193
    Salaries and related costs    48,048      32,303      90,371      71,723
    Insurance                     14,723      12,655      29,340      22,272
    Management fees               32,994      35,405      71,112      69,460
    Administrative and other      56,276      79,511     139,088     114,817
                                $381,981    $335,622    $877,879    $674,017

4.Related Party Transactions

    Included in general and administrative expenses for the six months ended September 30, 1994 and 1993 is $130,845 and $138,537, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the six months ended September 30, 1994 and 1993 is $6,983 and $2,474, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

    Accounts receivable - affiliates at September 30, 1994 consists of investor services fees of $57,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures. Accounts receivable - affiliates at March 31, 1994 consists of investor services fees of $52,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

5. Notes Payable

    On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bore interest at an effective compounded annual rate of 9.8% and was secured by the 625 North Michigan Avenue Office Building. Payment of all interest was deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. The carrying value on the Partnership's balance sheet at March 31, 1994 of the loan plus accrued interest aggregated approximately $10,404,000. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $208,876 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31, 1994) but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, the Partnership resolved the outstanding disputes and refinanced the zero coupon loan secured by the 625 North Michigan Avenue Office Building. The terms of the agreement called for the Partnership to make a principal pay down of approximately $801,000, including the application of the additional collateral referred to above. The new loan has an initial principal balance of approximately $9.7 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of 9.125% per annum. Monthly payments of principal and interest aggregating approximately $83,000 will be required. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

    On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bear interest at an annual rate of 10% compounded annually and, as of March 31, 1994, were secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables Apartments, Treat Commons Phase II Apartments and Asbury Commons Apartments. Payment of all interest is deferred until maturity. During fiscal 1991, the Partnership repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000, was made on August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property, which was sold in fiscal 1990, and an optional partial prepayment of the principal and accrued interest secured by The Gables Apartments. On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan secured by the Treat Commons property with an annual interest rate of 8.54% and a 7-year term. Legal liability for the repayment of this new mortgage loan rests with the joint venture. Accordingly the mortgage loan liability is recorded on the books of the joint venture. The loan requires monthly principal and interest payments of $59,786. The Partnership has indemnified the Treat Commons joint venture, and the related co-venture partner, against all liabilities, claims and expenses associated with this borrowing. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. The remaining balances of the zero coupon loans and the related accrued interest, aggregating approximately $17,482,000, are reflected on the balance sheet of the Partnership as of September 30, 1994. Subsequent to the quarter-end, the Partnership applied a portion of the excess proceeds from the financings described above for the Treat Commons and Asbury Commons properties to the paydown of the outstanding balance of the zero coupon loans. The total amount of the principal and accrued interest paydown was approximately $5,703,000. Management has loan applications in process to complete the refinancing of the remaining portion of the zero coupon loans. Management currently plans to complete these refinancing transactions by the end of calendar 1994.

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


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   As discussed further below, during the current period the Partnership successfully refinanced the zero coupon loans secured by the 625 North Michigan Office Building, Treat Commons Phase II Apartments and the Asbury Commons Apartments. As discussed further in the Annual Report, the Partnership's focus over the last 12-to-18 months has been to restructure or refinance the zero coupon loans secured by all of the Partnership's operating investment properties prior to their scheduled maturity dates in May and June of 1995. The Partnership originally borrowed $23,000,000 to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. The zero coupon loans were with two different financial institutions, the first of which issued a loan in the initial principal amount of $6,000,000 which is secured by the 625 North Michigan Office Building, and the other of which issued loans which were secured by the seven remaining investment properties. Due to declines in the market value of the 625 North Michigan property over the past several years, management's efforts were directed toward negotiating a modification and extension agreement with the existing lender on this loan. Such declines in value have mirrored the state of commercial office buildings nationwide, and particularly in major metropolitan areas such as Chicago. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value ratio requirements for such loans would have made refinancing the 625 North Michigan property by conventional means very difficult.

   Throughout fiscal 1994, management was engaged in negotiations with the 625 North Michigan lender. The terms of the original loan agreement required that if the loan ratio, as defined, exceeded 80%, then the Partnership would be required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that, based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of approximately $209,000 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal paydown on the loan of approximately $801,000, including the application of the additional collateral referred to above. The new loan has an initial principal balance of approximately $9.7 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of 9.125% per annum and will require monthly payments of principal and interest aggregating approximately $83,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

   The zero coupon loans secured by the other seven investment properties had scheduled maturity dates in June of 1995 and became prepayable without penalty beginning September of 1994. On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek joint venture. The $7.4 million loan is secured by the Treat Commons property carries an annual interest rate of 8.54% and matures in 7 years. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. The remaining balance of the zero coupon loans and the related accrued interest aggregated approximately $17,482,000 as of September 30, 1994. Subsequent to quarter-end, on October 27, 1994, the Partnership used a portion of the excess loan proceeds from the Treat Commons and Asbury Commons refinancings described above to pay down the remaining balance of the zero coupon loans. The total amount of the principal and accrued interest paydown way approximately $5,703,000. Management presently has loan applications in process to complete the refinancing of the remaining portion of the zero coupon loans. Management currently plans to complete these refinancing transactions by the end of calendar 1994.

    As previously reported, the refinancing of the zero coupon loans with conventional loans requiring monthly principal and interest payments will reduce the cash flows from the properties to the Partnership. In addition, there is an ongoing need to use a portion of the earnings to fund expected capital requirements at the Partnership's commercial properties, significantly planned capital alterations, including tenant improvements and leasing commissions. The reduction in cash flows from the properties, combined with capital needs, requires that the current quarterly distribution rate of 5.25% per annum be reduced to 2% beginning with the payment to be made on November 15, 1994 for the quarter ended September 30, 1994. The Hacienda Park investment property consists of four separate office/R&D buildings comprising approximately 185,000 square feet. As previously reported, two of these buildings had been leased to a single tenant, lease payments from which represented approximately 71% of the total rental income from the property for fiscal 1993. The tenant's lease on one of the buildings expired in June of 1993, while its lease on the second building was scheduled to run through March of 1994 and contained a one-year renewal option. Due to corporate reorganization and downsizing measures, this tenant did not renew the lease which expired in June. However, during fiscal 1994, management negotiated the renewal of this tenant's other lease for five years, although at market rents which are substantially lower than the previous lease rental rate. In addition, management has been aggressively pursuing tenants for the vacated building in what is an extremely overbuilt office market. During the current year, the Partnership secured a new tenant, under a seven-year lease, for this 31,000 square foot building. The Partnership has agreed to pay for the tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease will total approximately $630,000. As a result of these measures, the Hacienda Park investment property, which was 72% leased as of March 31, 1994, improved to 89% leased at September 30, 1994. At Loehmann's Plaza, management plans to invest between approximately $1.2 and $1.6 million over the next 24 months to complete a major capital enhancement program which includes a general upgrade of the property's exterior, including a 10,000 square foot expansion which is necessary in order for the property to remain competitive in its market. As discussed further below, significant capital improvements may be required at West Ashley Shoppes within the next 18-to-24 months.

    In May 1994, the Partnership and the co-venturer of the West Ashley Shoppes joint venture executed a settlement agreement to resolve their outstanding disputes regarding the net cash flow shortfall contributions owed by the co-venturer under the terms of the joint venture's guaranty agreement. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to the Partnership and the remaining 4% of its interest in the joint venture to Second Equity Partners, Inc., the Managing General Partner of the Partnership. Prior to the assignment of its interest, the co-venturer had agreed to retire certain debt in the amount of approximately $400,000 which encumbered certain out-parcels of the West Ashley property. Under the original terms of the venture agreement, the potential future economic value to be realized from these out-parcels would have accrued to the co-venturer's benefit. As a result of the assignment, the future economic value to be realized from the unencumbered out-parcels will accrue solely to the benefit of the Partnership. In return for such assignment, the Partnership agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against the Partnership. As a result of the settlement agreement, the Partnership has effectively assumed control over the affairs of the joint venture. The Managing General Partner has engaged a local property management company to oversee the day-to-day operations of the retail center, which was 69% leased as of September 30, 1994. A significant amount of funds may be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near future. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. Management does not expect to receive any significant proceeds from the bankruptcy liquidation proceedings. Accordingly, funds for tenant improvements required to re-lease this space will have to come from property operations, Partnership advances and/or short-term borrowings. In addition, Phar-Mor, West Ashley's other major anchor tenant is currently operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. While Phar-Mor has closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is reported to be one of their top performing locations in the southeast. As a result, management is optimistic that its continued operation is likely, assuming Phar-Mor successfully emerges from its current Chapter 11 status.

    At September 30, 1994, the Partnership and its consolidated joint ventures
had available cash and cash equivalents of approximately $9,071,000.   This
amount includes the approximately $5,703,000 which was paid to the zero coupon loan holder subsequent to the end of the quarter, as discussed further above. The balance of such cash and cash equivalents amounts will be utilized for the working capital requirements of the Partnership, as well as for reinvestment in certain of the Partnership's properties (as required), principal payments and refinancing expenses related to the Partnership's remaining zero coupon loans and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS

   In fiscal 1995, the Partnership's operating results include the consolidated results of the West Ashley Shoppes joint venture As discussed in the Annual Report, the Partnership assumed complete control over the affairs of the joint venture which owns the West Ashley Shoppes property during the first quarter of fiscal 1995 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to the Partnership and Second Equity Partners, Inc., the Managing General Partner of the Partnership. The Partnership reported a net loss of approximately $442,000 for the six-month period ended September 30, 1994, as compared to net income of approximately $293,000 for the same period in the prior year. This adverse change in net operating results is attributable to an increase in the Partnership's operating loss of approximately $649,000 combined with a decrease in the Partnership's share of unconsolidated ventures' income of approximately $86,000.

    The Partnership's operating loss increased mainly from a combination of a decline in net income of the consolidated Hacienda Park joint venture and an increase in interest expense. The net income of the Hacienda Park joint venture declined by approximately $567,000 in comparison with the prior period. The primary reason for this unfavorable change in the venture's operating results was a decline in rental revenues resulting from the combined effects of a temporary drop in occupancy and the renewal of a major lease at lower current market rents, as discussed above. Interest expense increased by approximately $89,000, mainly due to the compounding effect of interest on the Partnership's zero coupon loans. As discussed further above, the Partnership is in the process of refinancing its zero coupon loans with lower rate, current pay mortgage loans. As a result of these actions, aggregate interest expense should decline in future quarters. The Partnership's share of unconsolidated ventures' income decreased in the current period primarily due to the consolidation of the West Ashley joint venture's operations. The Partnership's share of unconsolidated venture's income in the prior period includes approximately $141,000 attributable to the West Ashley joint venture. The Partnership's share of unconsolidated ventures' income excluding West Ashley increased by approximately $55,000 in the current period mainly due to an increase in rental revenues from the Portland Pacific joint venture. Rental revenues to the Portland Pacific joint venture (Richmond Park and Richland Terrace) increased due to increases in occupancy and rental rates associated with a strong local market.

           PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP


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


                              PAINEWEBBER EQUITY PARTNERS TWO
                                    LIMITED PARTNERSHIP



                              By:  Second Equity Partners, Inc.
                                 Managing General Partner




                              By:  /s/ Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer

Dated:  November 10, 1994

[TYPE] EX-27
[DESCRIPTION] EXHIBIT 27 (FDS) FILED WITH FORM 10-Q
[TEXT]
[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the partnership's interim financial statements for the six months ended September 30, 1994 and is qualified in its entirety by refernce to such financial statments.
[/LEGEND]
[CIK] 0000793973
[NAME] PAINEWEBBER EQUITY PARTNERS TWO, L.P.

[PERIOD-TYPE]                   QTR-2
[FISCAL-YEAR-END]                          MAR-31-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                         9556150
[SECURITIES]                                         0
[RECEIVABLES]                                   654136
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                              10006279
[PP&E]                                        99972366
[DEPRECIATION]                                11055861
[TOTAL-ASSETS]                               100162535
[CURRENT-LIABILITIES]                           612046
[BONDS]                                       37023986
[COMMON]                                             0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                    61742444
[TOTAL-LIABILITY-AND-EQUITY]                 100162535
[SALES]                                              0
[TOTAL-REVENUES]                               3325412
[CGS]                                                0
[TOTAL-COSTS]                                  1790826
[OTHER-EXPENSES]                                317829
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             1659024
[INCOME-PRETAX]                               (442267)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (442267)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (442267)
[EPS-PRIMARY]                                  (0.003)
[EPS-DILUTED]                                  (0.003)