Form 10-Q/A
period 1994-09-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1994-11-17
CIK 793973

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

    On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bear interest at an annual rate of 10% compounded annually and, as of March 31, 1994, were secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables Apartments, Treat Commons Phase II Apartments and Asbury Commons Apartments. Payment of all interest is deferred until maturity. During fiscal 1991, the Partnership repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000, was made on August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property, which was sold in fiscal 1990, and an optional partial prepayment of the principal and accrued interest secured by The Gables Apartments. On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan secured by the Treat Commons property with an annual interest rate of 8.54% and a 7-year term. Legal liability for the repayment of this new mortgage loan rests with the joint venture. Accordingly the mortgage loan liability is recorded on the books of the joint venture. The proceeds of the loan were recorded as a distribution to the Partnership by the joint venture.
   The loan requires monthly
   principal and interest payments of $59,786. The Partnership has indemnified the Treat Commons joint venture, and the related co-venture partner, against all liabilities, claims and expenses associated with this borrowing. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. The remaining balances of the zero coupon loans and the related accrued interest, aggregating approximately $17,482,000, are reflected on the balance sheet of the Partnership as of September 30, 1994. Subsequent to the quarter-end, the Partnership applied a portion of the excess proceeds from the financings described above for the Treat Commons and Asbury Commons properties to the paydown of the outstanding balance of the zero coupon loans. The total amount of the principal and accrued interest paydown was approximately $5,703,000. Management has loan applications in process to complete the refinancing of the remaining portion of the zero coupon loans. Management currently plans to complete these refinancing transactions by the end of calendar 1994.

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

    As previously reported, the refinancing of the zero coupon loans with conventional loans requiring monthly principal and interest payments will significantly reduce the cash flows from the properties to the Partnership.
In addition, there is an ongoing need to use a portion of the earnings to fund expected capital requirements at the Partnership's commercial properties, including planned capital alterations, tenant improvements and leasing commissions. Thereduction in cash flows from the properties, combined with capital needs, requires that the current quarterly distribution rate of 5.25% per annum be reduced to 2% beginning with the payment to be made on November 15, 1994 for the quarter ended September 30, 1994. The Hacienda Park investment property consists of four separate office/R&D buildings comprising approximately 185,000 square feet. As previously reported, two of these buildings had been leased to a single tenant, lease payments from which represented approximately 71% of the total rental income from the property for fiscal 1993. The tenant's lease on one of the buildings expired in June of 1993, while its lease on the second building was scheduled to run through March of 1994 and contained a one-year renewal option. Due to corporate reorganization and downsizing measures, this tenant did not renew the lease which expired in June. However, during fiscal 1994, management negotiated the renewal of this tenant's other lease for five years, although at market rents which are substantially lower than the previous lease rental rate. In addition, management has been aggressively pursuing tenants for the vacated building in what is an extremely overbuilt office market. During the current year, the Partnership secured a new tenant, under a seven-year lease, for this 31,000 square foot building. The Partnership has agreed to pay for the tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease will total approximately $630,000. As a result of these measures, the Hacienda Park investment property, which was 72% leased as of March 31, 1994, improved to 89% leased at September 30, 1994. At Loehmann's Plaza, management plans to invest between approximately $1.2 and $1.6 million over the next 24 months to complete a major capital enhancement program which includes a general upgrade of the property's exterior, including a 10,000 square foot expansion, which is necessary in order for the property to remain competitive in its market. As discussed further below, significant capital improvements may be required at West Ashley Shoppes within the next 18-to-24 months.

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

RESULTS OF OPERATIONS

   In fiscal 1995, the Partnership's operating results include the consolidated results of the West Ashley Shoppes joint venture. As discussed in the Annual Report, the Partnership assumed complete control over the affairs of the joint venture which owns the West Ashley Shoppes property during the first quarter of fiscal 1995 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to the Partnership and Second Equity Partners, Inc., the Managing General Partner of the Partnership. The Partnership reported a net loss of approximately $442,000 for the six-month period ended September 30, 1994, as compared to net income of approximately $293,000 for the same period in the prior year. This adverse change in net operating results is attributable to an increase in the Partnership's operating loss of approximately $649,000 combined with a decrease in the Partnership's share of unconsolidated ventures' income of approximately $86,000.

    The Partnership's operating loss increased mainly from a combination of a decline in net income of the consolidated Hacienda Park joint venture and an increase in interest expense. The net income of the Hacienda Park joint venture declined by approximately $567,000 in comparison with the prior period. The primary reason for this unfavorable change in the venture's operating results was a decline in rental revenues resulting from the combined effects of a temporary drop in occupancy and the renewal of a major lease at lower current market rents, as discussed above. Interest expense increased by approximately $89,000, mainly due to the compounding effect of interest on the Partnership's zero coupon loans. As discussed further above, the Partnership is in the process of refinancing its zero coupon loans with lower rate, current pay mortgage loans. As a result of these actions, aggregate interest expense should decline in future quarters. The Partnership's share of unconsolidated ventures' income decreased in the current period primarily due to the consolidation of the West Ashley joint venture's operations. The Partnership's share of unconsolidated venture's income in the prior period includes approximately $141,000 attributable to the West Ashley joint venture. The Partnership's share of unconsolidated ventures' income excluding West Ashley increased by approximately $55,000 in the current period mainly due to an increase in rental revenues from the Portland Pacific joint venture. Rental revenues at the Portland Pacific joint venture (Richmond Park and Richland Terrace) increased due to increases in occupancy and rental rates associated with a strong local market.

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


                              PAINEWEBBER EQUITY PARTNERS TWO
                                    LIMITED PARTNERSHIP



                              By:  Second Equity Partners, Inc.
                                 Managing General Partner




                              By:  /s/ Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer

Dated:  November 10, 1994

[TYPE] EX-27
[DESCRIPTION] EXHIBIT 27 (FDS) FILED WITH FORM 10-Q
[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the partnership's interim financial statements for the six months ended September 30, 1994 and is qualified in its entirety by refernce to such financial statments.[/LEGEND]
[CIK] 0000793973
[NAME] PAINEWEBBER EQUITY PARTNERS TWO, L.P.

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