Form 10-Q
period 1994-12-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1995-02-14
CIK 793973

PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and March 31, 1994
                                   (Unaudited)

ASSETS
                                                   December 31     March 31

Operating investment properties:
    Land                                           $  8,968,538  $ 5,008,793
    Buildings and improvements                       43,531,189   36,514,727
                                                     52,499,727   41,523,520
    Less accumulated depreciation                   (11,466,267)  (8,946,838)
                                                     41,033,460   32,576,682

Investments in unconsolidated joint ventures,
  at equity                                          43,004,240   65,519,150
Cash and cash equivalents                             3,396,256    4,289,661
Escrowed cash                                           374,286      243,660
Accounts receivable                                     314,924       23,929
Accounts receivable - affiliates                         75,305       67,805
Prepaid expenses                                         41,604       21,680
Deferred rent receivable                                192,710      258,190
Deferred expenses and other assets, net               1,204,304      390,504
                                                   $ 89,637,089 $103,391,261

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $    667,153 $    211,591
Advances from consolidated ventures                     153,991      387,859
Tenant security deposits                                 99,907       85,644
Bonds payable                                         2,832,014    2,864,047
Notes payable and accrued interest                   24,198,112   33,964,059
Minority interest in net assets of
  consolidated joint ventures                           784,059      331,249
Partners' capital                                    60,901,853   65,546,812
                                                  $  89,637,089 $103,391,261



                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended December 31, 1994 and 1993
                                   (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                    December 31,             December 31,
                                 1994         1993          1994        1993

REVENUES:
  Rental income and expense
    reimbursements             $   925,126   $ 906,974   $2,979,761  $3,153,612
  Interest and other income         83,040      24,082      193,306     133,180
                                 1,008,166     931,056    3,173,067   3,286,792

EXPENSES:
  Interest expense                 634,541     850,325    2,293,565   2,420,775
  Property operating expenses      465,335     317,617    1,343,214     991,634
  Depreciation and amortization    456,931     370,185    1,369,878   1,117,946
  General and administrative       230,785     143,651      548,614     460,915
                                 1,787,592   1,681,778    5,555,271   4,991,270

Operating loss                    (779,426)   (750,722)  (2,382,204) (1,704,478)

Investment income:
  Interest income on note
  receivable from joint
  venture                           27,851      27,273       80,515      80,123
  Partnership's share of
  unconsolidated ventures'
  income                           551,883     589,499    1,659,730   1,783,334

NET INCOME (LOSS)             $   (199,692) $ (133,950)  $ (641,959) $  158,979

Net income (loss)
  per 1,000 Limited
  Partnership Units                 $(1.47)     $(0.99)      $(4.73)     $ 1.17

Cash distributions per 1,000
  Limited Partnership Unit          $ 4.72      $12.38       $29.48      $37.14

The above net income (loss) and cash distributions per 1,000 Limited Partnership Units are based upon the 134,425,741 Limited Partnership Units outstanding during each period.





                             See accompanying notes.



               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the nine months ended December 31, 1994 and 1993
                                   (Unaudited)

                                                    General        Limited
                                                    Partner        Partners

Balance at March 31, 1993                         $(410,582)     $72,759,396
Cash distributions                                  (50,432)      (4,992,720)
Net income                                            1,590          157,389
BALANCE AT DECEMBER 31, 1993                      $(459,424)     $67,924,065

Balance at March 31, 1994                         $(478,641)     $66,025,453
Cash distributions                                  (40,030)      (3,962,970)
Net loss                                             (6,740)        (635,219)
BALANCE AT DECEMBER 31, 1994                      $(525,411)     $61,427,264





                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended December 31, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                         1994          1993
Cash flows from operating activities:
  Net income   (loss)                               $   (641,959)  $  158,979
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Partnership's share of unconsolidated
       ventures' income                               (1,659,730)  (1,783,334)
       Interest expense on zero coupon loans           1,467,079    2,279,517
       Depreciation and amortization                   1,369,878    1,117,946
       Changes in assets and liabilities:
          Escrowed cash                                  (97,178)    (309,066)
          Accounts receivable                             30,878      119,561
          Accounts receivable - affiliates                (7,500)      (7,500)
          Deferred rent receivable                        65,480       20,991
          Deferred expenses and other assets             (29,047)           -
          Prepaid expenses                               (14,759)      (6,783)
          Tenant security deposits                        (5,487)       4,672
          Accounts payable - affiliates                        -      (11,775)
          Accounts payable and accrued expenses          290,775       50,530
          Advances from consolidated ventures           (328,807)    (196,810)
               Total adjustments                       1,081,582    1,277,949
               Net cash provided by operating
               activities                                439,623    1,436,928

Cash flows from investing activities:
  Distributions from unconsolidated ventures          15,207,151    3,622,745
  Additional investments in unconsolidated ventures     (893,876)           -
  Payment of leasing commissions                        (299,145)     (42,744)
  Additions to operating investment properties           (58,879)     (29,350)
               Net cash provided by investing
               activities                             13,955,251    3,550,651

Cash flows from financing activities:
  Distributions to partners                           (4,003,000)  (5,043,152)
  Proceeds from issuance of mortgage loan              7,000,000            -
  Payment of deferred financing costs                   (259,676)           -
  Payments of principal and interest on notes
     payable                                         (18,233,032)           -
  Repayment of principal on bonds payable                (32,033)     (33,524)
               Net cash used for financing
                activities                           (15,527,741)  (5,076,676)

Net decrease in cash and cash equivalents             (1,132,867)     (89,097)

Cash and cash equivalents, beginning of period:
  Partnership                                          4,289,661    4,494,420
  West Ashley Shoppes Associates                         239,462            -
                                                       4,529,123    4,494,420

Cash and cash equivalents, end of period            $  3,396,256  $ 4,405,323
Cash paid during the period for interest            $ 10,990,244  $   141,258

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

2. Investments in Unconsolidated Joint Ventures

    The Partnership has investments in five unconsolidated joint venture partnerships which own operating investment properties at December 31, 1994 (six at March 31, 1994). As discussed further in Note 3, during the first quarter of fiscal 1995, the Partnership obtained control over the affairs of the West Ashley Shoppes joint venture. Accordingly, the joint venture is presented on a consolidated basis at and for the three and nine months ended December 31, 1994. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

    Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows. As noted above, the results for the three and nine months ended September 30,1993 include the operations of the West Ashley Shoppes joint venture which was accounted for on the equity method prior to fiscal 1995.

                 CONDENSED COMBINED SUMMARY OF OPERATIONS
     For the three and nine months ended September 30, 1994 and 1993

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   1994         1993        1994      1993

   Rental revenues and
     expense recoveries         $3,200,000  $3,258,000  $9,209,000  $9,721,000
   Interest and other income       102,000     129,000     287,000     318,000
                                 3,302,000   3,387,000   9,496,000  10,039,000

   Property operating expenses   1,008,000   1,047,000   2,803,000   2,993,000
   Real estate taxes               770,000     761,000   2,289,000   2,252,000
   Interest expense                 43,000      40,000     124,000     121,000
   Depreciation and amortization   832,000     887,000   2,386,000   2,660,000
                                 2,653,000   2,735,000   7,602,000   8,026,000
   Net income                   $  649,000  $  652,000  $1,894,000  $2,013,000

   Net income:
    Partnership's share of
      combined income           $  572,000  $  613,000  $1,720,000  $1,857,000
    Co-venturers' share of
      combined income               77,000      39,000     174,000     156,000
                                $  649,000  $  652,000  $1,894,000  $2,013,000


Reconciliation of Partnership's Share of Operations

                                    Three Months Ended      Nine Months Ended
                                        September 30,         September 30,
                                    1994         1993       1994         1993

   Partnership's share of
     operations, as shown above $  572,000   $  613,000  $1,720,000  $1,857,000
   Amortization of excess basis    (20,000)     (24,000)    (60,000)    (74,000)
   Partnership's share of
     unconsolidated ventures'
     income                     $  552,000   $  589,000  $1,660,000  $1,783,000

3.  Operating Investment Properties

    At December 31, 1994, the Partnership's balance sheet includes three operating investment properties (two at March 31, 1994); Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed complete control over the affairs of the venture. Accordingly, beginning in fiscal 1995, the financial position and the results of operations of the West Ashley joint venture are presented on a consolidated basis in the Partnership's financial statements. The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes Shopping Center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

    The following is a combined summary of property operating expenses for the Saratoga Center and EG&G Plaza, the Asbury Commons Apartments, and the West Ashley Shoppes Associates for the nine months ended September 30, 1994 and the Saratoga Center and EG&G Plaza and the Asbury Commons Apartments for the nine months ended September 30, 1993.

                                             Nine Months Ended
                                                September 30,
                                           1994            1993

   Property operating expenses:
     Real estate taxes                 $  360,542      $  272,080
     Repairs and maintenance              325,462         114,177
     Utilities                            171,104         136,523
     Salaries and related costs           136,448         109,393
     Insurance                             45,061          23,908
     Management fees                      105,538          99,112
     Administrative and other             199,059         236,441
                                       $1,343,214      $  991,634


4.Related Party Transactions

    Included in general and administrative expenses for the nine months ended December 31, 1994 and 1993 is $198,774 and $199,095, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the nine months ended December 31, 1994 and 1993 is $7,623 and $7,500, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

    Accounts receivable - affiliates at December 31, 1994 consists of investor services fees of $60,000 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures. Accounts receivable - affiliates at March 31, 1994 consists of investor services fees of $52,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

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

    On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bore interest at an annual rate of 10%, compounded annually. As of March 31, 1994, such loans had an outstanding balance, including accrued interest, of approximately $23,560,000 and were secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables Apartments, Treat Commons Phase II Apartments and Asbury Commons Apartments. During fiscal 1991, the Partnership had repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000, was made on August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property, which was sold in fiscal 1990, and an optional partial prepayment of the principal and accrued interest secured by The Gables Apartments. On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan secured by the Treat Commons property with an annual interest rate of 8.54% and a 7-year term. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by the West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $42,646. Legal liability for the repayment of the new mortgage loans secured by the Treat Commons and Gables properties rests with the respective joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of the joint ventures. The Partnership has indemnified the Treat Commons and Gables joint ventures, and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The proceeds of these loans were recorded as distributions to the Partnership by the joint ventures. The remaining balances of the zero coupon loans and the related accrued interest, aggregating approximately $7,535,000, are reflected on the balance sheet of the Partnership as of December 31, 1994. Management has loan applications in process to complete the refinancing of the remaining portion of the zero coupon loans, which are secured by Hacienda Business Park and Loehmann's Plaza. Management currently plans to complete these refinancing transactions by the end of the fiscal year.

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


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   As discussed further below, during the current fiscal year the Partnership successfully refinanced the zero coupon loans secured by the 625 North Michigan Office Building, Treat Commons Phase II Apartments, the Asbury Commons Apartments and the Gables Apartments. As discussed further in the Annual Report, the Partnership's focus over the last 12-to-24 months has been to restructure or refinance the zero coupon loans secured by all of the Partnership's operating investment properties prior to their scheduled maturity dates in May and June of 1995. The Partnership originally borrowed $23,000,000 to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. The zero coupon loans were with two different financial institutions, the first of which issued a loan in the initial principal amount of $6,000,000 which was secured by the 625 North Michigan Office Building, and the other of which issued loans which were secured by the seven remaining investment properties. Due to declines in the market value of the 625 North Michigan property over the past several years, management's efforts were directed toward negotiating a modification and extension agreement with the existing lender on this loan.
Such declines in value have mirrored the state of commercial office buildings nationwide, and particularly in major metropolitan areas such as Chicago. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value ratio requirements for such loans would have made refinancing the 625 North Michigan property by conventional means very difficult.

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


    The zero coupon loans secured by the other seven investment properties had scheduled maturity dates in June of 1995 and became prepayable without penalty beginning September of 1994. On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek joint venture. The $7.4 million loan is secured by the Treat Commons property, carries an annual interest rate of 8.54% and matures in 7 years. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the consolidated Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above to the repayment of the portion of the zero coupon loan which had been secured by the West Ashley Shoppes, of approximately $2,703,000, and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership refinanced the portion of the zero coupon loan secured by The Gables Apartments of approximately $2,353,000, and repaid the portion of the zero coupon loan which had been secured by the Richland Terrace and Richland Park apartment complexes of approximately $2,106,000, with the proceeds of a new $5.2 million loan obtained by the Richmond Gables Associates joint venture. The new $5.2 million loan is secured by The Gables Apartments carries an annual interest rate of 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $42,646. Legal liability for the repayment of the new mortgage loans secured by the Treat Commons and Gables properties rests with the respective joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of the joint ventures. The Partnership has indemnified the Treat Commons and Gables joint ventures, and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The proceeds of these loans were recorded as distributions to the Partnership by the joint ventures. The remaining balances of the zero coupon loans and the related accrued interest, aggregating approximately $7,535,000, are reflected on the balance sheet of the Partnership as of December 31, 1994. Management has loan applications in process to complete the refinancing of the remaining portion of the zero coupon loans, which are secured by Hacienda Plaza and Loehmann's Plaza. Management currently plans to complete these refinancing transactions by the end of the fiscal year.

   The refinancing of the zero coupon loans with conventional loans requiring monthly principal and interest payments will significantly reduce the cash flows from the properties to the Partnership. In addition, there is an ongoing need to use a portion of the earnings to fund expected capital requirements at the Partnership's commercial properties, including planned capital alterations, tenant improvements and leasing commissions. The reduction in cash flows from the properties, combined with capital needs, required management to reduce the quarterly distribution rate from 5.25% per annum to 2% beginning with the payment made on November 15, 1994 for the quarter ended September 30, 1994. The Hacienda Park investment property consists of four separate office/R&D buildings comprising approximately 185,000 square feet. As previously reported, two of these buildings had been leased to a single tenant, lease payments from which represented approximately 71% of the total rental income from the property for fiscal 1993. The tenant's lease on one of the buildings expired in June of 1993, while its lease on the second building was scheduled to run through March of 1994 and contained a one-year renewal option. Due to corporate reorganization and downsizing measures, this tenant did not renew the lease which expired in June. However, during fiscal 1994, management negotiated the renewal of this tenant's other lease for five years, although at market rents which are substantially lower than the previous lease rental rate. During the current year, the Partnership secured a new tenant, under a seven-year lease, for the vacant 31,000 square foot building at Hacienda Park. The Partnership agreed to pay for the tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease totalled approximately $630,000. As a result of these measures, the Hacienda Park investment property, which was 72% leased as of March 31, 1994, improved to 89% leased at December 31, 1994.At Loehmann's Plaza, management plans to invest between approximately $1.2 and $1.6 million over the next 24 months to complete a major capital enhancement program which includes a general upgrade of the property's exterior, including a 10,000 square foot expansion. The improvement program is necessary in order for the property to remain competitive in its market. As discussed further below, significant capital improvements may also be required at West Ashley Shoppes within the next 18-to-24 months.

    In May 1994, the Partnership and the co-venturer of the West Ashley Shoppes joint venture executed a settlement agreement to resolve their outstanding disputes regarding the net cash flow shortfall contributions owed by the co-venturer under the terms of the joint venture's guaranty agreement. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to the Partnership and the remaining 4% of its interest in the joint venture to Second Equity Partners, Inc., the Managing General Partner of the Partnership. Prior to the assignment of its interest, the co-venturer had agreed to retire certain debt in the amount of approximately $400,000 which encumbered certain out-parcels of the West Ashley property. Under the original terms of the venture agreement, the potential future economic value to be realized from these out-parcels would have accrued to the co-venturer's benefit. As a result of the assignment, the future economic value to be realized from the unencumbered out-parcels will accrue solely to the benefit of the Partnership. In return for such assignment, the Partnership agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against the Partnership. As a result of the settlement agreement, the Partnership has effectively assumed control over the affairs of the joint venture. The Managing General Partner has engaged a local property management company to oversee the day-to-day operations of the retail center, which was 69% leased as of December 31, 1994. A significant amount of funds may be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near future. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. Management does not expect to receive any significant proceeds from the bankruptcy liquidation proceedings. Accordingly, funds for tenant improvements required to re-lease this space will have to come from property operations, Partnership advances and/or short-term borrowings. In addition, Phar-Mor, West Ashley's other major anchor tenant is currently operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. While Phar-Mor has closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is reported to be one of their top performing locations in the southeast. As a result, management is optimistic that its continued operation is likely, assuming Phar-Mor successfully emerges from its current Chapter 11 status.

    At December 31, 1994, the Partnership and its consolidated joint ventures
had available cash and cash equivalents of approximately $3,396,000.   The
balance of such cash and cash equivalents amounts will be utilized for the working capital requirements of the Partnership, as well as for reinvestment in certain of the Partnership's properties (as required), principal payments and refinancing expenses related to the Partnership's remaining zero coupon loans and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.


RESULTS OF OPERATIONS

   In fiscal 1995, the Partnership's operating results include the consolidated results of the West Ashley Shoppes joint venture. As discussed in the Annual Report, the Partnership assumed complete control over the affairs of the joint venture which owns the West Ashley Shoppes property during the first quarter of fiscal 1995 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to the Partnership and Second Equity Partners, Inc., the Managing General Partner of the Partnership. The Partnership reported a net loss of approximately $642,000 for the nine-month period ended December 31, 1994, as compared to net income of approximately $159,000 for the same period in the prior year. This unfavorable change in the Partnership's net operating results is attributable to an increase in the Partnership's operating loss of approximately $678,000 combined with a decrease in the Partnership's share of unconsolidated ventures' income of approximately $124,000.

    The Partnership's operating loss increased mainly due to a decline in the net operating results of the consolidated Hacienda Park joint venture. The net income of the Hacienda Park joint venture declined by approximately $797,000 in comparison with the prior period primarily due to a decline in rental revenues. Revenues at Hacienda Park were lower in the current period as a result of the combined effects of a temporary drop in occupancy and the renewal of a major lease at lower current market rents, as discussed above. The Partnership's share of unconsolidated ventures' income decreased in the current period primarily due to the consolidation of the West Ashley joint venture's operations. The Partnership's share of unconsolidated ventures' income in the prior period includes approximately $185,000 attributable to the West Ashley joint venture. The Partnership's share of unconsolidated ventures' income excluding West Ashley increased by approximately $61,000 in the current period mainly due to an increase in rental revenues from the Portland Pacific joint venture. Rental revenues at the Portland Pacific joint venture (Richmond Park and Richland Terrace) increased by approximately $67,000 in the current period generally due to rising rental rates associated with a strong local market.



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





Dated:  February 13, 1995