Form 10-K405
period 1995-03-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1995-07-17
CIK 793973

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1995

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .

                        Commission File Number:  0-15705

              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        Virginia                                            04-2918819
(State of organization)                              (I.R.S.Employer
                                                     Identification  No.)

  265 Franklin Street, Boston, Massachusetts                   02110
 (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code    (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange on
Title of each class                               which registered
       None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                        UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                     Form 10-K Reference
Prospectus of registrant dated                Part IV
July 21, 1986, as supplemented


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                 1995 FORM 10-K

                               TABLE OF CONTENTS

PART I                                                                 Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-4

Item  4     Submission of Matters to a Vote of
             Security Holders                                           I-5

PART IIItem  5     Market for the Partnership's Limited Partnership
              Interests and Related Security Holder
              Matters                                                  II-1

Item  6     Selected Financial Data                                    II-1

Item  7     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      II-2

Item  8     Financial Statements and Supplementary Data                II-6

Item  9     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                  II-6

PART III

Item 10     Directors and Executive Officers of the Partnership       III-1

Item 11     Executive Compensation                                    III-3

Item 12     Security Ownership of Certain Beneficial Owners
             and Management                                           III-3

Item 13     Certain Relationships and Related Transactions            III-3

PART IV

Item 14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                        IV-1

SIGNATURES                                                             IV-2

INDEX TO EXHIBITS                                                      IV-3
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     F-1 to F-50


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

   As of March 31, 1995 the Partnership owned, through joint venture partnership, interests in the operating properties set forth in the following table:
Name of Joint Venture                      Date of
Name and Type of Property                  Acquisition   Type of
Location                      Size         of Interest   Ownership (1)


Chicago-625 Partnership      .38 acres;      12/16/86  Fee ownership of land
625 North Michigan Avenue    324,829 net               and improvements
Office Tower                 leasable                  (through joint venture)
Chicago, Illinois            square feet

Richmond Gables Associates   224 units       9/1/87    Fee ownership of land
The Gables at Erin Shades                              and improvements
 Apartments                                            (through joint venture)
Richmond, Virginia

Daniel/Metcalf Associates    19 acres;       9/30/87   Fee ownership of land
  Partnership                142,363 net               and improvements
Loehmann's Plaza Shopping    leasable                  (through joint venture)
 Center                      square feet
Overland Park, Kansas

Hacienda Park Associates     12.6 acres;     2/24/87   Fee ownership of land
Saratoga Center & EG&G Plaza 184,905 net               and improvements
Office Buildings             leasable                  (through joint venture)
Pleasanton, California       square feet

TCR Walnut Creek Limited     160 units       12/24/87  Fee ownership of land
  Partnership                                          and improvements
Treat Commons Phase II                                 (through joint venture)
  ApartmentsWalnut Creek, California

Portland Pacific Associates  183 units       1/12/88   Fee ownership of land
Richland Terrace Apartments                            and improvements
& and Richmond Park Apartments                         (through joint venture)
Portland, Oregon

West Ashley Shoppes          17.25 acres;    3/10/88   Fee ownership of land
  Associates                 134,406 net               and improvements
West Ashley Shoppes          leasable                  (through joint venture)
Charleston, South Carolina   square feet

Atlanta Asbury Partnership   204 units        4/7/88   Fee ownership of land
Asbury Commons Apartments                              and improvements
Atlanta, GA                                            (through joint venture)

(1) See Notes to the Financial Statements of the Registrant filed with this Annual Report for a description of the agreements through which the Partnership has acquired these real estate investments.

    Originally, the Partnership had interests in ten joint venture partnerships, two of which have since been liquidated through sale transactions. On May 31, 1990, the joint venture that owned the Highland Village Apartments sold the property at a gross sales price of $8,450,000. Net proceeds from the sale were split between the Partnership and its co-venture partner, with the Partnership receiving approximately $7,700,000. As a result of the sale, the Partnership no longer owns any interest in the Highland Village Apartments. Also, on November 29, 1989, the Partnership entered into an agreement with Awbrey's Road II Associates Limited Partnership (ARA) to sell the rights to its interest in Ballston Place - Phase II Associates which was to own and operate Ballston Place - Phase II, an apartment complex in Arlington, Virginia. The Partnership received the return of $9,050,000 which had been funded into escrow during the construction phase of the project. In addition, the Partnership received certain other compensation in connection with this transaction. As a result, the Partnership has no remaining interest in the Ballston Place property.

    The Partnership's investment objectives are to invest the proceeds raised from the offering of limited partnership units in a diversified portfolio of income-producing properties in order to:

(1) preserve and protect Limited Partners' capital;
(2) provide the Limited Partners with quarterly cash distributions, a portion of which will be sheltered from current federal income tax liability; and
(3) achieve long-term capital appreciation in the value of the Partnership's investment properties.
    Through March 31, 1995, the limited partners had received cumulative cash distributions totalling approximately $71,956,000. This return includes a distribution of $57 per $1,000 investment from the sale of the Highland Village Apartments in May 1990. The remaining cash flow distributions have been from net rental income, and a substantial portion of such distributions has been sheltered from current federal income tax liability. As of March 31, 1995, the Partnership was paying regular quarterly distributions at a rate of 2% per annum on remaining invested capital of $943 per original $1,000 investment. In addition, the Partnership retains its ownership interest in eight of its ten original investment properties. The proceeds from the Ballston Place sale referred to above were retained by the Partnership and have been, or are expected to be, used for capital improvements and leasing costs at the Partnership's other properties in order to preserve and/or enhance their values. These proceeds have also been used to bolster reserves and to pay off a portion of the zero coupon loans which were used to finance the offering costs and related expenses of the Partnership.

    The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. While real estate values for commercial office building investments and retail shopping centers have generally stabilized over the past 12 to 24 months, the current market values of the Partnership's two commercial office building investments and two retail shopping centers are estimated to be below their acquisition prices due to the residual effects of the overbuilding which occurred in the late 1980's and, in the case of the office buildings, the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. The market for multi-family residential properties throughout the country continued to show signs of improvement during fiscal 1995, as the ongoing absence of significant new construction activity further improved upon the supply and demand characteristics facing existing properties. Management believes that overall real estate market conditions will improve further in the near term. With respect to the Partnership's office building and shopping center investments, it remains to be seen whether conditions will improve sufficiently during the current market cycle to bring the market values back to or above the amounts of the Partnership's original investments. Management's plans are presently to hold the majority of the investment properties for long-term investment purposes and to direct the management of the operations of the properties to maximize their long-term values.

    All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. Despite this competition, the lack of significant new construction of multi-family housing over the past 2-to-3 years has allowed the oversupply which existed in most markets to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. The Partnership's shopping centers and office buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

    The general partners of the Partnership (the "General Partners") are Second Equity Partners, Inc., and Properties Associates 1986, L.P. Second Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. is the managing general partner of the Partnership. Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and the Adviser, is the associate general partner of the Partnership.

    The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

    At March 31, 1995, the Partnership has interests in eight operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.


   Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                                           Percent Occupied At
                                                                        Fiscal
                                                                        1995
                                 6/30/94    9/30/94   12/31/94 3/31/95  Average

625 North Michigan Avenue         83%        83%        85%     87%      85%

The Gables at Erin Shades
 Apartments                       96%        95%        93%     93%      94%

Loehmann's Plaza Shopping
 Center                           96%        96%        96%     96%      96%

Saratoga Center & EG&G Plaza      89%        89%        89%     89%      89%

Treat Commons Phase II
 Apartments                       97%        98%        96%     95%      97%

Richland Terrace and Richmond
 Park Apartments                  96%        98%        98%     97%      97%

West Ashley Shoppes               66%        69%        69%     68%      68%

Asbury Commons Apartments         96%        98%        99%     95%      97%

ITEM 3.  LEGAL PROCEEDINGS

    In November 1994, a series of purported class actions (the `New York
Limited Partnership Actions') were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together `PaineWebber''), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Equity Partners, Inc. and Properties Associates 1986, L.P. ("PA1986"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Equity Partners Two Limited Partnership, PaineWebber, Second Equity Partners, Inc. and PA1986
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Equity Partners Two Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Second Equity Partners, Inc. and PA1986 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second Equity Partners, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act (`RICO'') and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second Equity Partners, Inc., PA1986 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.
                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

   At March 31, 1995, there were 9,619 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

   Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1995.
ITEM 6. SELECTED FINANCIAL DATA

           PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
      FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                 (IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

                                    Years ended March 31,
                             1995 (2)   1994     1993     1992 (1)      1991

Revenues                  $  4,729    $ 4,338   $ 4,792    $ 4,628    $  789

Operating loss            $ (2,229)   $(2,391) $ (1,549)  $ (2,658) $ (3,128)

Investment income         $  1,925   $  2,313  $  2,699   $  2,609 $   5,593

Net income (loss)          $  (304)    $  (78) $  1,150   $    (49)$   2,465

Net income (loss) per
 1,000 Limited Partnership
 Units                    $  (2.26)  $  (0.57)   $ 8.47   $  (0.36) $  18.15

Cash distributions
  per 1,000 Limited
  Partnership Units       $  34.20   $  49.52   $ 49.52   $  49.52  $ 137.15

Total assets              $ 84,148   $103,391  $107,382   $110,655  $110,496

Long-term debt            $ 22,635  $  36,828 $  33,845  $  31,041 $  25,554

(1)During fiscal 1992, as further discussed in Note 4 to the accompanying financial statements, the Partnership assumed complete control of the joint ventures which own and operate Saratoga Center and EG&G Plaza and the Asbury Commons Apartments. Accordingly, these joint ventures, which had been accounted for under the equity method in prior years, have been consolidated in the Partnership's financial statements for years subsequent to fiscal 1991.

(2)During fiscal 1995, as further discussed in Note 4 to the accompanying financial statements, the Partnership assumed complete control of the joint venture which owns and operates the West Ashley Shoppes Shopping Center. Accordingly, this joint venture, which had been accounted for under the equity method in prior years, has been consolidated in the Partnership's financial statements beginning in fiscal 1995.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership commenced an offering to the public on July 21, 1986 for up to 150,000,000 units (the "Units") of limited partnership interest (at $1 per
Unit) pursuant to a Registration Statement filed under the Securities Act of
1933.   The Partnership raised gross proceeds of $134,425,741 between July 21,
1986 and June 2, 1988.   As discussed further below, the Partnership also
received proceeds of $23 million from the issuance of zero coupon loans. The loan proceeds, net of financing expenses of approximately $908,000, were used to pay the offering and organization costs, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1995, two of these investments had been sold. The Partnership retains an interest in eight operating properties, which are comprised of four multi-family apartment complexes, two office/R&D complexes and two retail shopping centers. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvement costs of its joint venture investments in accordance with the respective joint venture agreements.

    During the current fiscal year the Partnership successfully refinanced the zero coupon loans secured by the Partnership's operating investment properties which had been scheduled to mature in May and June of 1995. The Partnership originally borrowed $23,000,000 to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. The zero coupon loans were with two different financial institutions, the first of which issued a loan in the initial principal amount of $6,000,000 which was secured by the 625 North Michigan Office Building, and the other of which issued loans which were secured by the seven remaining investment properties. Due to declines in the market value of the 625 North Michigan property over the past several years, management's efforts were directed toward negotiating a modification and extension agreement with the existing lender on this loan. Such declines in value mirrored the state of commercial office buildings nationwide over this period, and particularly in major metropolitan areas such as Chicago. As previously reported, the Partnership executed an extension and modification agreement with the 625 North Michigan lender in May 1994. The modification agreement changed the nature of the existing debt obligation from a zero coupon to a current paying, principal amortizing loan. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value ratio requirements for such loans would have made refinancing the 625 North Michigan property by conventional means very difficult. The final terms of the 625 North Michigan agreement required the Partnership to make a principal paydown on the loan of approximately $801,000. The new loan, in the initial principal amount of approximately $9.7 million, has a scheduled maturity date of May 1999. The loan bears interest at a rate of 9.125% per annum and requires monthly payments of principal and interest of approximately $83,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date.

    The zero coupon loans secured by the other seven investment properties had scheduled maturity dates in June 1995 and became prepayable without penalty beginning in September 1994. On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek Limited Partnership joint venture. The $7.4 million loan is secured by the Treat Commons apartment complex, carries an annual interest rate of 8.54% and matures in 7 years. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by the West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richmond Park and Richland Terrace apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $42,646. On February 9, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates joint venture. The $3.5 million loan is secured by the Hacienda Business Park, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $35,620. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by the Daniel/Metcalf Associates Partnership joint venture. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700. Legal liability for the repayment of the new mortgage loans secured by the Treat Commons, Gables and Loehmann's Plaza properties rests with the respective joint ventures. Accordingly these mortgage loan liabilities are recorded on the books of the unconsolidated joint ventures. The Partnership has indemnified TCR Walnut Creek Limited Partnership, Richmond Gables Associates and Daniel/Metcalf Associates Partnership, and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings.

    The refinancing of the zero coupon loans with conventional loans requiring monthly principal and interest payments has significantly reduced the cash flows from the properties to the Partnership. Of the $18.7 million of distributions from unconsolidated joint ventures reflected on the Partnership's Statement of Cash Flows for fiscal 1995, approximately $14.9 million represents net proceeds from refinancing transactions recorded at the unconsolidated joint venture level. The Partnership received total operating cash flow distributions of approximately $5.2 million during fiscal 1995 (including $1.4 million from consolidated ventures), as compared to total distributions from all properties of approximately $7.2 million received during fiscal 1994. Distributions from the properties are expected to decline further in fiscal 1996 due to the full 12-month effect of the current debt service requirements of the refinanced mortgage loans. The reduction in cash flows from the properties, combined with expected future capital needs, required management to reduce the quarterly distribution rate from 5.25% per annum to 2% beginning with the payment made on November 15, 1994 for the quarter ended September 30, 1994. The expected future capital needs relate primarily to the ongoing capital requirements of the Partnership's commercial properties, including planned capital alterations, tenant improvements and leasing commissions. As discussed further below, there remains a significant amount of vacant space at the 625 North Michigan, Hacienda Park and West Ashley commercial properties as of March 31, 1995. In addition, the trend toward corporate downsizing and restructurings that has followed in the wake of the last national recession continue to impact the leasing of office/R&D space in general, resulting in significant tenant turnover and lease modification requests. The Partnership has also planned a major capital improvement program for Loehmann's Plaza which is presently in process. Significant capital will be required to fund these anticipated leasing and capital improvement expenditures.
    The Hacienda Park investment property consists of four separate office/R&D buildings comprising approximately 185,000 square feet. As previously reported, two of these buildings had been leased to a single tenant. Due to corporate reorganization and downsizing measures, this tenant did not renew its lease on one of the buildings, which expired in June 1993. Furthermore, while the Partnership negotiated the renewal of this tenant's other lease for five years commencing in June 1994, it was at market rents which are substantially lower than the previous lease rental rate. During the current year, the Partnership secured a new tenant, under a seven-year lease, for the vacant 31,000 square foot building at Hacienda Park. The Partnership agreed to pay for the tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease totalled approximately $630,000. As a result of these measures, the Hacienda Park investment property, which was 72% leased as of March 31, 1994, had improved to 89% leased at March 31, 1995. At Loehmann's Plaza, management plans to invest approximately $2 million over the next 24 months to complete a major capital enhancement program which includes a general upgrade of the property's exterior. The improvement program is necessary in order for the property to remain competitive in its market. A portion of the funds required to pay for this capital work are expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of the $4 million loan
discussed further above which was obtained in   January 1995.  Funds may be
released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements have not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near term. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. In addition, Phar-Mor, West Ashley's other major anchor tenant is currently operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. While Phar-Mor has closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is reported to be one of their top performing locations in the southeast. As a result, management is optimistic that its continued operation is likely, assuming Phar-Mor successfully emerges from its current Chapter 11 status. Capital improvement and leasing costs at 625 North Michigan totalled $1.2 million in calendar 1994 and are expected to continue to be significant for the foreseeable future due to the size and age of the building, the large number of leases and the extremely competitive conditions which exist in the market for downtown Chicago office space.

    The market for multi-family residential properties throughout the country continued to show signs of improvement during fiscal 1995, as the lack of significant new construction of multi-family housing over the past 2-to-3 years has allowed the oversupply which existed in most markets to be absorbed. The results of the improving market supply and demand characteristics have been a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. Management expects to continue to see improvement in this market segment in the near term and has examined the Partnership's four apartment properties to identify whether a current sale of one or more of these properties may be in the Partnership's best interests. Based on such analysis, the Richmond Park/Richland Terrace and Treat Commons properties were determined to be the best candidates for a current sale. In the case of Richmond Park and Richland Terrace, the economic growth in the Portland, Oregon area has been among the best in the country for some time. Such results may lead to increased levels of development activity which could limit the current favorable trends in the market for existing apartment properties. Accordingly, management believes that the market value of Richmond Park and Richland Terrace may be near its peak for the current market cycle. Subsequent to year-end, the Partnership had signed a letter of intent to sell the Portland properties to a third-party. However, during the potential buyer's due diligence period the offer to purchase the properties was withdrawn. The Partnership is currently negotiating with one of the other prospective buyers that made an offer to purchase the properties. If an agreement cannot be reached with this party, management intends to solicit other offers through further marketing efforts in fiscal 1996. In the case of Treat Commons, the Partnership owns Phase II of a 2-phase development. During fiscal 1995, management learned that the owner of Phase I had decided to market the property for sale. Management believes there may be advantages to a joint marketing effort of both phases which could maximize the potential proceeds to the Partnership from a sale of Treat Commons. If Phase I were sold separately in the near future to a buyer with a long-term planned holding period, the Partnership may not have the opportunity to market its property jointly with Phase I. Accordingly, management has been working with the Phase I owner and expects to actively market the property for sale during fiscal 1996. There are no assurances that the Partnership will complete a sale transaction with regard to these investments during fiscal 1996.

    In light of the expected future capital needs for the Partnership's commercial properties, as discussed above, and given the use of cash reserves required to complete the fiscal 1995 refinancing and leasing transactions, management is presently examining alternative sources of additional liquidity which might be required by the Partnership. The primary options for generating liquidity would be to complete the sales of the Richmond Park/Richland Terrace and/or Treat Commons investments, as discussed above, or to engage in additional borrowing activities. As of March 31, 1995, the Partnership's Richmond Park/Richland Terrace and West Ashley properties are unencumbered and represent additional borrowing capacity. Alternatively, the Partnership could reduce or suspend distribution payments to the partners. Such distributions, which are presently being paid at a rate of 2% per annum on remaining invested capital of $943 per original $1,000 investment, total approximately $2.6 million on an annual basis. Management is presently in the process of reviewing the timing and magnitude of the Partnership's capital requirements and evaluating the available options for addressing such needs. Management expects to formalize its strategy for dealing with the Partnership's liquidity needs after assessing the progress of the marketing efforts for Richmond Park/Richland Terrace and Treat Commons in early fiscal 1996.

    As previously reported, in May 1994 the Partnership and the co-venturer of the West Ashley Shoppes joint venture executed a settlement agreement to resolve their outstanding disputes regarding the net cash flow shortfall contributions owed by the co-venturer under the terms of the joint venture's guaranty agreement. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to the Partnership and the remaining 4% of its interest in the joint venture to Second Equity Partners, Inc., the Managing General Partner of the Partnership. Prior to the assignment of its interest, the co-venturer had agreed to retire certain debt in the amount of approximately $400,000 which encumbered certain out-parcels of the West Ashley property. Under the original terms of the venture agreement, the potential future economic value to be realized from these out-parcels would have accrued to the co-venturer's benefit. As a result of the assignment, the future economic value to be realized from the unencumbered out-parcels will accrue solely to the benefit of the Partnership. In return for such assignment, the Partnership agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against the Partnership. As a result of the settlement agreement, the Partnership has effectively assumed control over the affairs of the joint venture. The Managing General Partner has engaged a local property management company to oversee the day-to-day operations of the retail center, which was 68% leased as of March 31, 1995.

    At March 31, 1995, the Partnership and its consolidated joint ventures had
available cash and cash equivalents of approximately $1,827,000.   Such amounts
will be utilized for the working capital requirements of the Partnership, as well as for reinvestment in certain of the Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties, the potential short-term borrowings discussed above and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS
1995 Compared to 1994

   The Partnership reported a net loss of $304,000 for the fiscal year ended March 31, 1995, as compared to a net loss of $78,000 for the prior year. This increase in the Partnership's net loss is attributable to a decrease in the Partnership's share of unconsolidated ventures' income of $389,000, which was partially offset by a decrease in the Partnership's operating loss of $162,000. The Partnership's operating results in fiscal 1995 include the consolidated results of the West Ashley Shoppes joint venture. As discussed further above, the Partnership assumed complete control over the affairs of the joint venture which owns the West Ashley Shoppes property during the first quarter of fiscal 1995 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to the Partnership and Second Equity Partners, Inc., the Managing General Partner of the Partnership.

   The Partnership's share of unconsolidated ventures' income decreased mainly due to this change in the basis of presentation of the operating results of the West Ashley Shoppes joint venture in the current year. The Partnership's share of unconsolidated ventures' income in the prior year includes $292,000 attributable to the West Ashley joint venture. The Partnership's share of unconsolidated ventures' income excluding West Ashley decreased by $97,000 in the current year mainly due to increases in interest expense from the Treat Commons and Gables joint ventures which were partially offset by an increase in rental revenues from the Richmond Park and Richland Terrace Apartments.
Interest expense at Treat Commons and Gables increased due to the new loans obtained by these joint ventures in the current year as more fully discussed above. Rental revenues at the Portland Pacific joint venture (Richmond Park and Richland Terrace) increased in the current year due to a higher occupancy rate and rising rental rates associated with a strong local market. Average occupancy at the two Portland, Oregon apartment complexes averaged 97% for calendar 1994, as compared to 95% for calendar 1993.

   The Partnership's operating loss decreased mainly due to a combination of a decrease in interest expense and the inclusion in the current year of the operations of the West Ashley joint venture. These positive effects on operating loss were partially offset by a decrease in the net income reported by the consolidated Hacienda and Asbury Commons joint ventures for calendar 1994. Interest expense decreased by $735,000 in the current year due to the refinancing and payoff of the zero coupon loans between May 1994 and February of 1995, as more fully discussed above. The Partnership's operating loss includes net income of $217,000 attributable the West Ashley joint venture in the current year, which reflects a decline in the venture's net operating results of $75,000 from the prior year. The decline in net income at West Ashley results mainly from a decrease in rental revenues due to a decline in average occupancy from 69% for calendar 1993 to 67% for calendar 1994. The net income of the Hacienda Park joint venture declined by $560,000 in comparison with the prior year primarily due to a decline in rental revenues. Rental revenues at Hacienda Park decreased by $781,000 mainly due to the full 12-month effect of the renewal of a major lease at lower current market rents in the prior year. This decrease in rental revenues was partially offset by an increase in the venture's other income for calendar 1994. The net income of the Asbury Commons joint venture decreased by approximately $214,000, largely due to an increase in interest expense resulting from the new loan obtained by the joint venture in the current year.

1994 Compared to 1993

   The Partnership reported a net loss of $78,000 for the fiscal year ended March 31, 1994, as compared to net income of $1,150,000 for fiscal 1993. The significant change in net operating results was attributable to an increase in the Partnership's operating loss of $842,000 combined with a decrease in the Partnership's share of unconsolidated ventures' income of $385,000.

   The increase in the Partnership's operating loss resulted from a combination of a decline in the net income of the consolidated Hacienda Park joint venture and an increase in Partnership interest expense and general and administrative expenses. The net income of the Hacienda Park joint venture declined by $488,000 in comparison with fiscal 1993. The primary reason for this unfavorable change in the venture's operating results was a decline in rental revenues caused by a drop in occupancy. The decline in occupancy during fiscal 1994 was a result of the expiration of a major tenant's lease. In addition, the decline in revenues was also partly attributable to the renewal of another major lease at rental rates which were substantially below the rates paid under the prior lease agreement. Partnership general and administrative expenses increased by approximately $96,000 as a result of certain costs incurred in connection with an independent valuation of the Partnership's operating properties, which was commissioned in conjunction with management's ongoing refinancing efforts. In addition, interest expense on the Partnership's zero coupon loans increased by approximately $282,000. Interest on the zero coupon loans continued to compound in fiscal 1994, prior to the fiscal 1995 refinancing transactions discussed above.

   The Partnership's share of unconsolidated ventures' income decreased by $385,000 in fiscal 1994, primarily due to a significant decrease in net income from the 625 North Michigan joint venture. The joint venture's net income decreased due to the combined effects of a decrease in rental income and an increase in property operating expenses. The decline in operating results at 625 North Michigan reflects the extremely competitive market conditions existing in the market for downtown Chicago office space. Similarly, the increase in property expenses was the result of an increase in repairs and maintenance expenses due to the implementation of a general improvement program aimed at improving the property's leasing status.

1993 Compared to 1992

   The Partnership reported net income of $1,150,000 for the fiscal year ended March 31, 1993, as compared to a net loss of $49,000 for fiscal 1992. This favorable change resulted from a decrease in the Partnership's operating loss coupled with an increase in the Partnership's share of unconsolidated ventures' income.

   The decrease in the Partnership's operating loss resulted mainly from a combination of improved operating results of the consolidated Hacienda Park joint venture and a decrease in Partnership general and administrative expenses. The net operating results of the Hacienda Park joint venture improved by $1,002,000 when compared to fiscal 1991. The primary reasons for this favorable change were an increase in rental income, a decline in real estate tax expense and a substantial decrease in non-cash depreciation charges. Hacienda Business Park's rental revenue increased by $225,000, or 10%, mainly due to an increase in average occupancy. Real estate tax expense for the Hacienda Business Park decreased by $138,000 in fiscal 1993, mainly as a result of the receipt of refunds totalling $104,000 related to prior years. Finally, depreciation charges for the Hacienda Park joint venture declined by $767,000 in fiscal 1993 as a result of tenant improvement costs totalling $3.7 million having become fully depreciated in the prior year. General and administrative expenses decreased by $148,000 as a result of decreased legal expenses and various other administrative costs. These favorable changes were partially offset by an increase in interest expense on the Partnership's zero coupon loans of $227,000.

   The Partnership's share of unconsolidated ventures' income increased by $99,000 in fiscal 1993 primarily due to increases in net income from the 625 North Michigan and Loehmann's Plaza joint ventures. The increased net income from the 625 North Michigan joint venture was mainly due to increased rental revenue, resulting from a slight increase in average occupancy, and a decrease in repairs and maintenance expenses due to the completion of a general improvement program implemented during the prior year. Net income from the Loehmann's Plaza joint venture increased due to increased rental revenue which was partially offset by an increase in real estate tax and insurance expense. These favorable changes were partially offset by a decrease in net income from West Ashley Shoppes resulting from decreased rental revenue due to the anchor store closing of Children's Palace. Despite the fact that the tenant was still liable under the lease agreement, rent was no longer being accrued on this lease due to the uncertainty of its collectibility.Inflation

   The Partnership completed its eighth full year of operations in fiscal 1995. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping centers and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

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

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    elected
  Name                       Office                       Age       to Office

Lawrence A. Cohen       President and Chief
                         Executive Officer                41         5/15/91
Albert Pratt            Director                          84         4/17/85 *
J. Richard Sipes        Director                          48         6/9/94
Walter V. Arnold        Senior Vice President and
                         Chief Financial Officer          47        10/29/85
James A. Snyder         Senior Vice President             49           7/6/92
John B. Watts III       Senior Vice President             42          6/6/88
David F. Brooks         First Vice President
                         and Assistant Treasurer          52         4/17/85 *
Timothy J. Medlock      Vice President and Treasurer      33          6/1/88
Thomas W. Boland        Vice President                    32         12/1/91
*  The date of incorporation of the Managing General Partner.

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

   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

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


   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

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

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.
   John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

   The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

   The Partnership has paid cash distributions to the Limited Partners on a quarterly basis at a rate of 8.25% per annum on invested capital beginning in fiscal 1989 through the quarter ended December 31, 1990, at a rate of 5.25% per annum on invested capital from January 1, 1991 through the quarter ended June 30, 1994 and at a rate of 2% per annum on invested capital from July 1, 1994 to the present. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1995. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

   All taxable income (other than from a Capital Transaction) in each year will be allocated to the Limited Partners and the General Partners in proportion to the amounts of distributable cash distributed to them (excluding the asset management fee) in that year or, if there are no distributions of distributable cash, 98.95% to the Limited Partners and 1.05% to the General Partners. All tax losses (other than from a Capital Transaction) will be allocated 98.95% to the Limited Partners and 1.05% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, tax loss or taxable income from a sale or refinancing will be allocated 98.95% to the Limited Partners and 1.05% to the General Partner. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the
allocations of taxable income or tax loss.   The Managing General Partner and
its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's operating property investment.

   An affiliate of the Adviser performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1995 is $268,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $13,000 included in general and administrative expenses for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the PWPI.

   Accounts receivable - affiliates at March 31, 1995 consists of investor services fees of $62,500 due from the TCR Walnut Creek Limited Partnership and $15,305 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

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

  (b) No reports on Form 8-K were filed during the last quarter of fiscal 1995.

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


                               By:  Second Equity Partners, Inc.
                                    Managing General Partner

                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President


Dated:  July 12, 1995
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                Date: July 12, 1995
  Albert Pratt
  Director




By:  /s/ J. Richard Sipes          Date: July 12, 1995
  J. Richard Sipes
  Director



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


(13)        Annual Report to Limited Partners No Annual Report for the fiscal year 1995 has been sent to the
                                              Limited Partners.  An Annual
                                              Report will be sent to the
                                              Limited Partners subsequent to
                                              this filing.


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

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                        PAINEWEBBER EQUITY PARTNERS TWO
                              LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                           Reference
PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP:

  Report of independent auditors                                       F-3

  Consolidated balance sheets as of March 31, 1995 and 1994            F-4

  Consolidated statements of operations for the years ended
   March 31, 1995, 1994 and 1993                                       F-5

  Consolidated statements of changes in partners' capital
   (deficit) for the years ended March 31, 1995, 1994 and 1993         F-6

  Consolidated statements of cash flows for the years
   ended March 31, 1995, 1994 and 1993                                 F-7

  Notes to consolidated  financial statements                          F-8

  Schedule III - Real Estate and Accumulated Depreciation             F-27

1994 COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS TWO LIMITED
PARTNERSHIP:

  Report of independent auditors                                      F-28

  Combined balance sheet as of December 31, 1994                      F-29

  Combined statement of income and changes in ventures'
   capital for the year ended December 31, 1994                       F-30

  Combined statement of cash flows for the year ended
   December 31, 1994                                                  F-31

  Notes to combined financial statements                              F-32

  Schedule III - Real Estate and Accumulated Depreciation             F-39

1993 AND 1992 COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS TWO LIMITED
PARTNERSHIP:

  Report of independent auditors                                      F-40

  Combined balance sheets as of December 31, 1993 and 1992            F-41

  Combined statements of income and changes in ventures' capital
     for the years ended December 31, 1993, 1992 and 1991             F-42

  Combined statements of cash flows for the years ended
   December 31, 1993, 1992 and 1991                                   F-43

  Notes to combined financial statements                              F-44

  Schedule III - Real Estate and Accumulated Depreciation             F-50

  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.



                         REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Equity Partners Two Limited Partnership:

   We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Two Limited Partnership as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Two Limited Partnership at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                               /S/ ERNST & YOUNG LLP
                                ERNST & YOUNG LLP

Boston, Massachusetts
June 28, 1995


                        PAINEWEBBER EQUITY PARTNERS TWO
                              LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit data)

                                     ASSETS
                                                      1995            1994
Operating investment properties:
   Land                                          $     8,808        $  5,009
   Building and improvements                          40,975          36,515
                                                      49,783          41,524
   Less accumulated depreciation                      (8,895)         (8,947)
                                                      40,888          32,577

Investments in unconsolidated joint
    ventures, at equity                               39,887          65,519
Cash and cash equivalents                              1,827           4,290
Escrowed cash                                             57             243
Accounts receivable                                      192              24
Accounts receivable - affiliates                          15              68
Prepaid expenses                                          28              22
Deferred rent receivable                                 476             258
Deferred expenses, net of accumulated
  amortization of $402 ($1,227 in 1994)                  778             390
                                                    $ 84,148        $103,391

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses            $       434    $        211
Net advances from consolidated ventures                   29             388
Tenant security deposits                                 103              86
Bonds payable                                          2,498           2,864
Notes payable and deferred interest                   20,137          33,964
Other liabilities                                        348             331
         Total liabilities                            23,549          37,844

Partners' capital:
 General Partners:
   Capital contributions                                   1               1
   Cumulative net income                                 137             140
   Cumulative cash distributions                        (666)           (620)

 Limited Partners ($1 per Unit;
   134,425,741 Units issued):
   Capital contributions, net of offering costs      119,747         119,747
   Cumulative net income                              13,336          13,637
   Cumulative cash distributions                     (71,956)        (67,358)
         Total partners' capital                      60,599          65,547
                                                   $  84,148        $103,391
                            See accompanying notes.


                        PAINEWEBBER EQUITY PARTNERS TWO
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1995, 1994 and 1993
                   (In Thousands, except for per Unit data)
                                               1995         1994       1993
REVENUES:
   Rental income and expense
    reimbursements                         $   4,211     $ 4,158     $ 4,555
   Interest and other income                     518         180         237
                                               4,729       4,338       4,792
EXPENSES:
   Interest expense                            2,838       3,267       2,987
   Depreciation and amortization               1,645       1,474       1,478
   Property operating expenses                 1,302         930         957
   Real estate taxes                             473         355         312
   General and administrative                    700         703         607
                                               6,958       6,729       6,341

Operating loss                                (2,229)     (2,391)     (1,549)

Investment income:
   Interest income on notes receivable           107         106         107
   Partnership's share of unconsolidated
    ventures' income                           1,818       2,207       2,592
                                               1,925       2,313       2,699
NET INCOME (LOSS)                           $   (304)    $   (78)    $ 1,150

Net income (loss) per 1,000
  Limited Partnership Units                    $(2.26)  $   (0.57)     $ 8.47

Cash distributions per 1,000
  Limited Partnership Units                    $34.20    $  49.52     $ 49.52


The above per Limited Partnership Unit information is based upon the 134,425,741 Limited Partnership Units outstanding during each year.



                            See accompanying notes.


                        PAINEWEBBER EQUITY PARTNERS TWO
                              LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended March 31, 1995, 1994 and 1993
                                (In Thousands)

                                        General      Limited
                                        Partners     Partners     Total

Balance at March 31, 1992              $ (354)     $  78,277    $  77,923

Cash distributions                        (67)        (6,657)      (6,724)

Net income                                 11          1,139        1,150

BALANCE AT MARCH 31, 1993                (410)        72,759       72,349

Cash distributions                        (67)        (6,657)      (6,724)

Net loss                                   (1)           (77)         (78)

BALANCE AT MARCH 31, 1994                (478)        66,025       65,547

Cash distributions                        (46)        (4,598)      (4,644)

Net loss                                   (3)          (301)        (304)

BALANCE AT MARCH 31, 1995              $ (527)   $    61,126    $  60,599




                            See accompanying notes.


                        PAINEWEBBER EQUITY PARTNERS TWO
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                              1995        1994        1993
Cash flows from operating activities:
   Net income (loss)                     $      (304)   $     (8)    $ 1,150
   Adjustments to reconcile net
    income (loss) to net cash provided
     by operating activities:
      Partnership's share of unconsolidated
       ventures' income                       (1,818)     (2,207)     (2,592)
      Interest expense                         1,610       3,075       2,794
      Depreciation and amortization            1,645       1,474       1,478
      Amortization of deferred financing costs   164           -           -
      Changes in assets and liabilities:
       Escrowed cash                             205        (218)         15
       Accrued interest receivable                 -           -          13
       Accounts receivable                        55         103          37
       Accounts receivable - affiliates           53         (10)        (25)
       Prepaid expenses                           (1)         (9)         (3)
       Deferred rent receivable                 (119)         45         (70)
       Tenant security deposits                   (3)         17          21
       Accounts payable and accrued expenses      58          26          70
       Advances from consolidated ventures      (455)       (170)       (514)
       Accounts payable - affiliates               -         (45)        (80)
       Other liabilities                          (4)          -           -
          Total adjustments                    1,390       2,081       1,143
          Net cash provided by
          operating activities                 1,086       2,003       2,293

Cash flows from investing activities:
   Distributions from unconsolidated
     ventures                                 18,749       4,742       4,612
   Additional investments in
    unconsolidated ventures                     (383)          -        (169)
   Additions to operating investment
    properties                                (1,077)        (91)       (261)
   Payment of leasing commissions               (303)        (43)       (140)
           Net cash provided by
           investing activities               16,986       4,608       4,042

Cash flows from financing activities:
   Distributions to partners                  (4,644)     (6,724)     (6,724)
   Payment of principal and deferred
     interest on notes payable               (25,937)          -           -
   Proceeds from issuance of notes payable    10,500           -           -
   Payment of deferred financing costs          (328)          -           -
   District bond assessments                      85           -          45
   Payments on district bond assessments        (451)        (92)        (35)
           Net cash used for
           financing activities              (20,775)     (6,816)     (6,714)

Net decrease in cash and cash equivalents     (2,703)       (205)       (379)

Cash and cash equivalents,
 beginning of year                             4,290       4,495       4,874
Cash and cash equivalents,
 West Ashley Shoppes,beginning of year           240           -           -
Cash and cash equivalents, end of year     $   1,827     $ 4,290     $ 4,495

Cash paid during the year for interest     $     956     $   192     $   193

Write-off of fully depreciated
 tenant improvements                       $   3,026      $    -    $    832


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

2.  Summary of Significant Accounting Policies

     The accompanying financial statements include the Partnership's investment in five unconsolidated joint venture partnerships at March 31, 1995 (six at March 31, 1994) which own operating properties. The Partnership accounts for its investments in the unconsolidated joint ventures using the equity method because the Partnership does not have majority voting control. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions.
    All of the unconsolidated joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

     As further discussed in Note 4, the Partnership acquired complete control of Hacienda Park Associates on December 10, 1991 and the Atlanta Asbury Partnership on February 14, 1992. Accordingly, these joint ventures have been presented on a consolidated basis in the accompanying financial statements. In addition, the Partnership acquired complete control of West Ashley Shoppes Associates in May of 1994. Accordingly, this joint venture has been presented on a consolidated basis beginning in fiscal 1995. As discussed above, these joint ventures also have a December 31 year-end and operations of the ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheet.

     The consolidated operating investment properties (Saratoga Center and EG&G Plaza, the Asbury Commons Apartments and the West Ashley Shoppes) are carried at the lower of cost, adjusted for certain guaranteed payments from partners and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investments in Saratoga Center and EG&G Plaza, the Asbury Commons Apartments and the West Ashley Shoppes were considered to be held for long-term investment purposes as of
   March 31, 1995 and 1994.   Depreciation expense is computed using the
   straight-line method over estimated useful lives of five to thirty-one and one-half years. Acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements have been capitalized and are included in the cost of the operating investment properties. Capitalized construction period interest and taxes of West Ashley Shoppes, in the aggregate amount of approximately $485,000, is included in the balance of building and improvements on the accompanying balance sheet. Maintenance and repairs are charged to expense when incurred.

     The Partnership has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

     For long-term commercial leases, rental income is recognized on the straight-line basis over the term of the related lease agreement, taking into consideration scheduled cost increases and free-rent periods offered as inducements to lease the property. Deferred rent receivable represents rental income earned by Hacienda Park Associates and West Ashley Shoppes Associates which has been recognized on the straight-line basis over the term of the related lease agreement.

     Deferred expenses at March 31, 1995 include loan costs incurred in connection with the Asbury Commons mortgage note payable described in Note 6, which are being amortized using the straight-line method over the term of the loan. The amortization of such costs is included in interest expense on the accompanying statements of operations. Deferred expenses also include legal fees associated with the organization of the Hacienda Park joint venture, which were amortized on the straight-line basis over a sixty-month term, and deferred commissions and lease cancellation fees of Hacienda Park

   Associates, which are being amortized on a straight-line basis over the term of the respective lease.

     Escrowed cash includes funds escrowed for the payment of property taxes and tenant security deposits of the Asbury Commons and West Ashley consolidated joint ventures. At March 31, 1994, escrowed cash also includes funds escrowed as additional collateral under the terms of the loan agreement secured by the 625 North Michigan operating property (see Note 6).

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     Certain prior year amounts have been reclassified to conform to the fiscal 1995 presentation.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions

     The General Partners of the Partnership are Second Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General
   Partner. Affiliates of the General Partners will receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition, management, financing and disposition of Partnership properties. The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's operating property investment.

     All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. Due to the reduction in the Partnership's quarterly distribution rate to 2% during fiscal 1992, no management fees were earned for the fiscal years ended March 31, 1995, 1994 and 1993, in accordance with the advisory agreement. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

     Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $268,000, $268,000 and $309,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $13,000, $8,000 and $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.

     Accounts receivable - affiliates at March 31, 1995 consists of investor servicing fees of $63,000 due from the TCR Walnut Creek Limited Partnership and $15,000 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures. Accounts receivable - affiliates at March 31, 1994 consists of investor services fees of $53,000 due from the TCR Walnut Creek Limited Partnership and $15,000 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

4. Operating Investment Properties

     At March 31, 1995, the Partnership's balance sheet includes three operating investment properties (two at March 31, 1994); Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed complete control over the affairs of the venture. Accordingly, beginning in fiscal 1995, the financial position and the results of operations of the West Ashley joint venture are presented on a consolidated basis in the Partnership's financial statements. The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag

   Hacienda Park Associates

     On December 24, 1987, the Partnership acquired an interest in Hacienda Park Associates (the "joint venture"), a California general partnership organized in accordance with a joint venture agreement between the Partnership and Callahan Pentz Properties (the "co-venturer"). The joint venture was organized to own and operate three buildings in the Hacienda Business Park, which is located in Pleasanton, California, consisting of Saratoga Center, a multi-tenant office building and EG&G Plaza, originally a single tenant facility, now leased to two tenants. Saratoga Center, completed in 1985, consists of approximately 83,000 net rentable square feet located on approximately 5.6 acres of land. Phase I of EG&G Plaza was completed in 1985 and Phase II was completed in 1987. Both phases together consist of approximately 102,000 net rentable square feet located on approximately 7 acres of land. The aggregate cash investment by the Partnership for its interest was $24,930,043 (including an acquisition fee of $890,000 paid to PWPI and certain closing costs of $40,043).

     During the guaranty period, which was to have run from December 24, 1987 to December 24, 1991, the co-venturer had guaranteed to fund all operating deficits, capital costs and the Partnership's preference return distribution in the event that cash flow from property operations was insufficient. The co-venturer defaulted on the guaranty obligations in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992, when the ventures reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a five-year promissory note in the initial face amount of $300,000 payable to the Partnership without interest. Unless prepaid, the balance of the note escalates as to the principal balance annually up to a maximum of $600,000. In exchange, it was agreed that the co-venturer or its affiliates will have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Any amounts received will be reflected as reductions to the carrying value of the operating investment properties. No payments have been received to date. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated.

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

   Atlanta Asbury Partnership

     On March 12, 1990, the Partnership acquired an interest in Atlanta Asbury Partnership (the "joint venture"), a Georgia general partnership organized in accordance with a joint venture agreement between the Partnership and Asbury Commons/Summit Limited Partnership, an affiliate of Summit Properties (the "co-venturer"). The joint venture was organized to own and operate Asbury Commons Apartments, a newly constructed 204-unit residential apartment complex located in Atlanta, Georgia. The aggregate cash investment by the Partnership for its interest was $14,417,791 (including an acquisition fee of $50,649 payable to PWPI and certain closing costs of $67,142).

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

     Subsequent to the withdrawal of the original co-venture partner and the assignments of its interest in the venture to the Partnership and the Managing General Partner, on September 26, 1994, the joint venture agreement was amended and restated. The terms of the amended and restated venture agreement call for net cash flow from operations of the joint venture to be distributed as follows: (1) to the Partnership until the Partnership has received a cumulative non-compounded return of 10% on the Partnership's net investment and any additional contributions made by the Partnership (2) to the Partners in proportion to their joint venture interests.

     Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1) to the Partnership an amount of gain equal to the aggregate negative capital account of the Partnership, (2) to the Managing General Partner in an amount of gain equal to the negative capital account of the Managing General Partner, (3) to the Partnership until the Partnership has been allocated an amount equal to a 10% cumulative non-compounded return on the Partnership's net investment and any additional contributions made by the Partnership, (4) to the Partnership until the Partnership has received an amount equal to 1.10 times the Partnership's net investment and any additional contributions made by the Partnership, and (5) any remaining gain shall be allocated 99% to the Partnership and 1% to the Managing General Partner. Net losses from the sale or refinancing of the property will be allocated to the Partners in the following order of priority: (1) to the Partnership in an amount of loss equal to the positive capital account of the Partnership, (2) to the Managing General Partner in an amount of loss equal to the positive capital account of the Managing

   General Partner, and (3) to the extent the net losses exceed the aggregate capital accounts of the Partners, all losses in excess of such capital accounts shall be allocated to the Partnership.

     Net income will be allocated as follows: (1) 100% to the Partnership until the Partnership has been allocated an amount equal to a 10% cumulative non-compounded return on the Partnership's net investment and any additional contributions made by the Partnership, and (2) thereafter, 99% to the Partnership and 1% to the Managing General Partner. Losses will be allocated 99% to the Partnership and 1% to the Managing General Partner.

   West Ashley Shoppes Associates

     On March 10, 1988 the Partnership acquired an interest in West Ashley Shoppes Associates (the "joint venture"), a South Carolina general partnership organized in accordance with a joint venture agreement between the Partnership and Orleans Road Development Company, an affiliate of the Leo Eisenberg Company (the "co-venturer"). The joint venture was organized to own and operate West Ashley Shoppes, a newly constructed shopping center located in Charleston, South Carolina. The property consists of 134,000 net rentable square feet on approximately 17.25 acres of land. One tenant occupies 55,850 square feet, representing approximately 41% of the total shopping center. This tenant, Phar-Mor, Inc., is in Chapter 11 Bankruptcy Reorganization as of March 31, 1995.

     The aggregate cash investment by the Partnership for its interest was $10,503,841 (including an acquisition fee of $365,000 paid to PWPI and certain closing costs of $123,841). During the Guaranty Period, from March 10, 1988 to March 10, 1993, the co-venturer had agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. During fiscal 1990, the co-venturer defaulted on its guaranty obligation. On April 25, 1990, the Partnership and the co-venturer entered into the second amendment to the joint venture agreement. In accordance with the amendment, the Partnership contributed $300,000 to the joint venture, in exchange for the co-venturer's transfer of rights to certain out-parcel land. The $300,000 was then repaid to the Partnership as a distribution to satisfy the co-venturer's obligation to fund net cash flow shortfalls in arrears at December 31, 1989.
   Subsequent to the amendment to the joint venture agreement, the co-venturer defaulted on the guaranty obligations again. Net cash flow shortfall contributions of approximately $1,060,000 were in arrears at December 31, 1993. During 1991, the Partnership had filed suit against the co-venturer and the individual guarantors to collect the amount of the cash flow shortfall contributions in arrears. In May 1994, the Partnership and the co-venturer executed a settlement agreement to resolve their outstanding disputes regarding the net cash flow shortfall contributions described above. Under the terms of the settlement agreement, the co-venturer assigned 96% of its interest in the joint venture to the Partnership and the remaining 4% of its interest in the joint venture to Second Equity Partners, Inc. (SEPI), Managing General Partner of the Partnership. In return for such assignment, the Partnership agreed to release the co-venturer from all claims regarding net cash flow shortfall contributions owed to the joint venture. In conjunction with the assignment of its interest and withdrawal from the joint venture, the co-venturer agreed to release certain outstanding counter claims against the Partnership. The Partnership and SEPI intend to continue the operations of the joint venture as a going concern. The settlement agreement effectively gives the Partnership complete control over the affairs of the joint venture. Accordingly, beginning in fiscal 1995, the financial position and results of operations of the venture are presented on a consolidated basis in the Partnership's financial statements. Prior to fiscal 1995, the Partnership's investment in the joint venture was accounted for on the equity method (see Note 5).

     In connection with the consolidation of West Ashley Shoppes Associates into the Partnership's financial statements, the following assets and liabilities (in thousands) of the joint venture at January 1, 1994 were recorded in the Partnership's balance sheet at April 1, 1994 (see Note 2).

            Cash                                              $   240
            Escrowed cash                                          19
            Accounts receivable, net                              223
            Prepaid expenses                                        5
            Operating investment property, net                  8,727
            Deferred rent receivable                               99
            Deferred expenses, net                                 73
            Accounts payable                                     (165)
            Tenant security deposits                              (20)
            Distribution paid to PWEP2 subsequent to 12/31/93     (96)
            Minority interest in net assets of
              consolidated joint venture                          (21)
                  Investment in West Ashley Shoppes
                    Associates, at equity, at April 1, 1994   $ 9,084

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

     The following is a combined summary of property operating expenses for the consolidated joint ventures for the years ended December 31, 1994, 1993 and 1992 (in thousands):

                                     1994 (1)    1993      1992

     Property operating expenses:
       Utilities                  $     225    $  187   $   172
       Repairs and maintenance          382       264       257
       Salaries and related costs       147       175       181
       Administrative and other         371       154       167
       Insurance                         47        37        42
       Management fees                  134       113       138
                                   $  1,306     $ 930     $ 957

   (1)Property operating expenses of West Ashley Shoppes Associates are included in the combined totals for 1994 only.

5.  Investments in Unconsolidated Joint Ventures

     The Partnership has investments in five unconsolidated joint venture partnerships which own operating investment properties at March 31, 1995 (six at March 31, 1994). As discussed further in Note 4, during the first quarter of fiscal 1995, the Partnership obtained control over the affairs of the West Ashley Shoppes joint venture. Accordingly, the joint venture is presented on a consolidated basis for the year ended March 31, 1995. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.


     Condensed combined financial statements of these unconsolidated joint ventures, for the periods indicated, are as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (in thousands)

                                     Assets

                                                          1994          1993

      Current assets                                  $   1,346    $   3,390
      Operating investment properties, net               71,357       82,291
      Other assets                                        4,415        3,999
                                                      $  77,118    $  89,680

                       Liabilities and Venturers' Capital
      Current liabilities                            $    3,043   $    4,457
      Other liabilities                                     228          201
      Note payable to venturer                            1,000        1,000
      Long-term debt                                     13,127            -
      Partnership's share of venturers' capital          40,217       63,367
      Co-venturers' share of venturers' capital          19,503       20,655
                                                      $  77,118    $  89,680


                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                              1994        1993        1992

      Rental revenues and expense
        reimbursements                     $ 12,204      $13,547     $13,508
      Interest income                           289           41          44
                                             12,493       13,588      13,552

      Property operating and other expenses   4,170        4,486       3,830
      Real estate taxes                       2,565        3,082       2,983
      Interest on long-term debt                300           62          73
      Interest on note payable to partner       100          100         100
      Depreciation and amortization           3,430        3,573       3,592
                                             10,565       11,303      10,578

      Net income                           $  1,928     $  2,285    $  2,974

      Net income:
       Partnership's share of
         combined income                  $   1,899     $  2,305    $  2,690
       Co-venturers' share of
          combined income (loss)                 29          (20)        284
                                          $   1,928     $  2,285    $  2,974



                   Reconciliation of Partnership's Investment
                            March 31, 1995 and 1994
                                 (in thousands)

                                                          1995        1994

      Partnership's share of capital at December 31,
         as shown above                               $  40,217     $ 63,367
      Partnership's share of ventures' current
         liabilities and long-term debt                   1,068        1,574
      Excess basis due to investments in
        joint ventures, net (1)                           1,728        2,195
      Deficit fundings (2)                                    -         (689)
      Timing differences (3)                             (3,126)        (928)
           Investments in unconsolidated
            joint ventures, at equity at March 31     $  39,887     $ 65,519


   (1) At March 31, 1995 and 1994, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by approximately $1,728,000 and $2,195,000, respectively. This amount, which relates to certain costs incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties (generally 30 years).

   (2)Deficit fundings represented cash contributed to the West Ashley Shoppes joint venture by the Partnership's co-venturer pursuant to a guaranty agreement. The joint venture recorded such contributions as an increase to the Partnership's capital account for financial reporting purposes.

   (3)The timing differences between the Partnership's share of capital account balances and its investments in joint ventures consist of capital contributions made to joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in
     Note 2.

            Reconciliation of Partnership's Share of Operations
           For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                             1994          1993         1992

      Partnership's share of operations,
         as shown above                  $  1,899       $ 2,305      $ 2,690
      Amortization of excess basis            (81)          (98)         (98)
      Partnership's share of
        unconsolidated ventures' income  $  1,818       $ 2,207      $ 2,592

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


     Investments in unconsolidated joint ventures, at equity on the balance sheet is comprised of the following investment carrying values (in thousands):

                                                          1995         1994

        Chicago-625 Partnership                      $   20,394    $  21,415
        Richmond Gables Associates                          711        6,037
        Daniel/Metcalf Associates Partnership            10,670       13,194
        TCR Walnut Creek Limited Partnership              1,204        8,527
        Portland Pacific Associates                       5,908        6,262
        West Ashley Shoppes Associates                        -        9,084
                                                         38,887       64,519
        Note receivable:
          Note receivable from TCR Walnut
             Creek Limited Partnership
             (see discussion below)                       1,000        1,000
        Investments in unconsolidated
          joint ventures                             $   39,887    $  65,519

      The Partnership received cash distributions from the unconsolidated ventures during the years ended March 31, 1995, 1994 and 1993 as set forth below (in thousands):

                                                1995        1994        1993

        Chicago-625 Partnership            $   1,114   $   1,252    $    918
        Richmond Gables Associates             5,573         600         565
        Daniel/Metcalf Associates Partnership  3,374       1,080       1,145
        TCR Walnut Creek Limited Partnership   7,803         770         862
        Portland Pacific Associates              885         660         699
        West Ashley Shoppes Associates             -         380         423
                                          $   18,749    $  4,742     $ 4,612


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

     The aggregate cash investment made by the Partnership for its current interest was $26,010,000 (including an acquisition fee of $1,316,600 paid to PWPI and certain closing costs of $223,750). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners One Limited Partnership (PWEP1), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP1's cash investment for its current interest was $17,278,000 (including an acquisition fee of $383,400 paid to PWPI).

     During 1990, the joint venture agreement was amended to allow the Partnership and PWEP1 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP1. The Partnership made Leasing Expense Contributions totalling $2,935,000 through March 31, 1993. The Partnership made no Leasing Expense Contributions during fiscal 1995 or 1994.

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

     Net cash flow will be distributed as follows: First, a preference return, payable monthly, to the Partnership and PWEP1 of 9% of their respective net cash investments, as defined. Second, to the payment of any unpaid accrued interest and principal on all outstanding default notes. Third, to the payment of any unpaid accrued interest and principal on all outstanding operating notes. Fourth, 70% in total to the Partnership and PWEP1 and 30% to the co-venturer. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $6,323,036 at December 31, 1994.

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

     The aggregate cash investment by the Partnership for its interest was $9,076,982 (including an acquisition fee of $438,500 paid to PWPI and certain closing costs of $84,716). On November 7, 1994, the joint venture obtained a $5,200,000 first mortgage note payable which bears interest at 8.72% per annum. Principal and interest payments of $42,646 are due monthly through October 15, 2001 at which time the entire unpaid balance of principal and interest is due. The net proceeds of the loan were recorded as distributions to the Partnership by the joint venture. The Partnership used the proceeds of the loan in conjunction with the retirement of the zero coupon loans described in Note 6. The Partnership has indemnified the joint venture and the related co-venture partners, against all liabilities, claims and expenses associated with the borrowing.


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

     During the Guaranty Period, which expired in September 1990, the co-venturer agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. Total mandatory payments contributed by the co-venturer amounted to $152,048 in 1990. At December 31, 1994, there was a cumulative unpaid preferred distribution payable to the Partnership of $866,120. This amount will be paid to the Partnership if and when there is available cash flow.

     The joint venture has entered into a management contract with an affiliate of the co-venturer which is cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is 5% of gross rents, as defined.

c) Daniel/Metcalf Associates Partnership

     The Partnership acquired an interest in Daniel/Metcalf Associates Partnership (the "joint venture"), a Virginia general partnership organized on September 30, 1987 in accordance with a joint venture agreement between the Partnership and Plaza 91 Investors, L.P., an affiliate of Daniel Realty Corp., organized to own and operate Loehmann's Plaza, a community shopping center located in Overland Park, Kansas. The property consists of ap-proximately 142,000 net rentable square feet on approximately 19 acres of land.

     The aggregate cash investment by the Partnership for its interest was $15,488,352 (including an acquisition fee of $689,000 paid to PWPI and certain closing costs of $64,352). On February 10, 1995, the joint venture obtained a first mortgage loan secured by the operating investment property in the initial principal amount of $4,000,000. The proceeds of the loan, along with additional funds contributed by the Partnership, were used to repay the portion of the zero coupon note liability of the Partnership which was secured by the operating property (see Note 6). In addition, a portion of the proceeds were used to repay, the $700,000 mortgage loan of the joint venture and to establish a Renovation and Occupancy Escrow in the amount of $550,000 as required by the new mortgage loan. The new first mortgage loan was issued in the name of the joint venture, bears interest at an annual rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700.

     Funds may be released from the Renovation and Occupancy Escrow to reimburse the joint venture for the costs of certain of the planned renovations in the event that the joint venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements have not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the joint venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability.

     The closing of this financing transaction was executed in conjunction with an amendment to the Partnership Agreement. The purpose of the amendment was to establish the portion of the new first mortgage loan which was used to repay the borrowing of the Partnership described in Note 6 (the ``Partnership Component') as the sole responsibility of the Partnership. Accordingly, any debt service payments attributable to the Partnership Component will be deducted from the Partnership's share of operating cash flow distributions or sale or refinancing proceeds. Furthermore, all expenses associated with such portion of the new borrowing will be specifically allocated to the Partnership. The Partnership has agreed to indemnify the joint venture and co-venture partner against all losses, damages, liabilities, claims, costs, fees and expenses incurred in connection with the Partnership Component of the first mortgage loan. The portion of the new first mortgage loan which was used to repay the joint venture's $700,000 mortgage loan and to establish the Renovation and Occupancy Escrow will be treated as a joint venture borrowing subject to the terms and conditions of the original joint venture agreement.

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

     The co-venturer agreed to contribute to the joint venture all funds that were necessary so the joint venture could distribute to the Partnership its preference return for 36 months from the date of closing (the "Guaranty Period"). Contributions for the final 12 months of the Guaranty Period, which ended September 30, 1990, were in the form of mandatory loans. Such loans are non-interest bearing and will be repaid upon sale or refinancing of the Property. The Partnership's cumulative unpaid preferential return as of December 31, 1994 amounted to $2,022,245. If the joint venture requires additional funds after the Guaranty Period, and such funds are not available from third party sources, they are to be provided in the form of operating and capital deficit loans, 75% by the Partnership and 25% by the co-

   venturer. At December 31, 1994, the co-venturer was obligated to make additional capital contributions of a least $88,644 with respect to cumulative unfunded shortfalls in the Partnership's preferential return through September 30, 1990.

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

     The aggregate cash investment by the Partnership for its interest was $13,143,079 (including an acquisition fee of $602,400 payable to PWPI and certain closing costs of $40,679). The initial cash investment also includes the sum of $1,000,000 that was contributed in the form of a permanent nonrecourse loan to the venture on which the Partnership receives interest payments at the rate of 10% per annum until the commencement of the guaranty period, 9.5% per annum during the guaranty period and 10% per annum thereafter. The balance of the permanent loan is included in the Partnership's investment in the joint venture on the accompanying balance sheet. On September 27, 1994, the joint venture obtained a $7,400,000 first mortgage note payable which bears interest at 8.54% per annum. Principal and interest payments of $31,598 are due monthly through September 2001 at which time the entire unpaid balance of principal and interest is due. The net proceeds of the loan were recorded as distributions to the Partnership by the joint venture. The Partnership used the proceeds of the loan in conjunction with the retirement of the zero coupon loans described in Note 6. The Partnership has indemnified the joint venture and the related co-venture partners, against all liabilities, claims and expenses associated with the borrowing.

     Net cash flow from operations of the Joint Venture will be distributed quarterly in the following order of priority: (1) first, to repay accrued interest and principal on any optional loans, (2) second, a preference return to the Partnership of an interest rate equal to a rate obtainable on a six-month jumbo certificate of deposit for the period ending six months after the earlier of the date construction commenced or August 15, 1987 on its net cash investment, then 9.5% until the end of the guaranty period and 10% thereafter, and (3) third, the balance, 75% to the Partnership and 25% to the co-venturer. The cumulative unpaid preference return as of December 31, 1994 is $1,695,489.

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

     Net cash flow from operations of the joint venture will be distributed in the following order of priority: during the guaranty period 1) to the Partnership until it has received its cumulative preference return, as defined, (2) to the partners to pay any guaranty period operating loans or advances and accrued interest, (3) to the co-venturer to pay guaranty preference loans, (4) to the co-venturer until the co-venturer has received the cumulative amount of $60,000, and (5) then 50% to the Partnership and 50% to the co-venturer. Following the guaranty period, until all guaranty period preference loans and related accrued interest have been paid in full, 50% of the net cash flow is to be distributed to the co-venturer to the extent necessary to repay any principal and accrued interest and 37.5% to the Partnership and 12.5% to the co-venturer. After all guaranty period preference loans and accrued interest have been paid in full, 50% to the Partnership to pay any accrued preference and 37.5% to the Partnership and 12.5% to the co-venturer. Then 50% to the manager for unpaid management fees and 37.5% to the Partnership and 12.5% to the co-venturer, and thereafter 75% to the Partnership and 25% to the co-venturer. The Partnership's cumulative unpaid preference return as of December 31, 1994 was $212,974.

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

6.  Notes Payable

      Notes payable and deferred interest on the consolidated balance sheet of the Partnership at March 31, 1995 and 1994 consist of the following (in thousands):

                                                   1995          1994

  9.125% mortgage note payable to an
  insurance company secured by the 625 North
  Michigan Avenue operating investment
  property.  The loan requires monthly
  principal and interest payments of $55,000

  through maturity on May 1, 1999.  The
  terms of the note were modified effective
  May 31, 1994 (see discussion below).             $ 9,657      $10,404

  8.75% mortgage note payable to an
  insurance company secured by the Asbury
  Commons operating investment property. The
  loan requires monthly principal and
  interest payments of $88,000 through
  maturity on October 15, 2001 (see
  discussion below).                                 6,980            -

  9.04% mortgage note payable to an
  insurance company secured by the Saratoga
  Center and EG&G Plaza operating investment
  property. The loan requires monthly
  principal and interest payments of $36,000
  through maturity on January 20, 2002 (see
  discussion below).                                 3,500            -

  Zero coupon notes payable to a third party secured by Saratoga Center and EG&G Plaza,
  Loehmann's Plaza, Richland Terrace and
  Richmond Park, West Ashley Shoppes, The
  Gables, Treat Commons Phase II and Asbury
  Commons operating investment properties.
  Interest accrued at rate of 10%,
  compounded annually with principal and
  accrued interest due at maturity in June

  1995 (see discussion of refinancing
  below).                                              -       23,560

                                                 $20,137      $33,964

      On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bore interest at an effective compounded annual rate of 9.8% and was secured by the 625 North Michigan Avenue Office Building. Payment of all interest was deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. The carrying value on the Partnership's balance sheet at March 31, 1994 of the loan plus accrued interest aggregated approximately $10,404,000. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $208,876 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31, 1994) but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal pay down of $801,000, including the application of the additional collateral referred to above. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

      On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bore interest at an annual rate of 10%, compounded annually. As of March 31, 1994, such loans had an outstanding balance, including accrued interest, of approximately $23,560,000 and were secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables Apartments, Treat Commons Phase II Apartments and Asbury Commons Apartments. During fiscal 1991, the Partnership had repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000, was made on August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property, which was sold in fiscal 1990, and an optional partial prepayment of the principal and accrued interest secured by The Gables Apartments. During fiscal 1995, the remaining balances of the zero coupon loans were repaid from the proceeds of five new conventional mortgage loans issued to the Partnership's joint venture investees, together with funds contributed by the Partnership, as set forth below.

      On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek Limited Partnership joint venture. The $7.4 million loan is secured by the Treat Commons apartment complex, carries an annual interest rate of 8.54% and matures in 7 years. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $42,646. On February 9, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates joint venture along with additional funds contributed by the Partnership. The $3.5 million loan is secured by the Hacienda Business Park, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $35,620. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by the Daniel/Metcalf Associates Partnership joint venture along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700. Legal liability for the repayment of the new mortgage loans secured by the Treat Commons, Gables and Loehmann's properties rests with the respective joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of the joint ventures. The Partnership has indemnified TCR Walnut Creek Limited Partnership, Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The net proceeds of these loans were recorded as distributions to the Partnership by the joint ventures.

      The scheduled annual principal payments to retire notes payable are as follows (in thousands):

               1995         $    224
               1996              254
               1997              278

               1998              305
`              1999              333
               Thereafter     18,743
                             $20,137


7. Bonds Payable

     Bonds payable consist of the Hacienda Park joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit Hacienda Business Park and the operating investment property and are secured by liens on the operating investment property. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest are payable in semi-annual installments and mature in years 2004 through 2017. In the event the operating investment property is sold, the Hacienda Park joint venture will no longer be liable for the bond assessments.

     Future scheduled principal payments on bond assessments are as follows (in thousands):

               1995        $     84
               1996              91
               1997             101
               1998             110
               1999             119
               Thereafter     1,993
                            $ 2,498


8. Rental Revenue

     The buildings owned by Hacienda Park Associates and West Ashley Shoppes Associates are leased under noncancellable, multi-year leases. Minimum future rentals due under the terms of these leases at December 31, 1994 are as follows (in thousands):

                             Future
                             Minimum
                             Contractual
                             Payments

               1995        $  2,197
               1996           2,197
               1997           2,209
               1998           1,968
               1999           1,160
               Thereafter     2,657
                           $ 12,388

9. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

10.Subsequent Events

     On May 15, 1995 the Partnership distributed $634,508 to the Limited Partners and $6,409 to the General Partners for the quarter ended March 31, 1995.





Schedule III - Real Estate and Accumulated Depreciation

<CAPTIONS>
                                     PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           March 31, 1995
                                                           (In Thousands)
                                                Cost
                               Initial Cost to Capitalized                                                            Life on Which
                               Consolidated    (Removed)                                                               Depreciation
                                  Joint       Subsequent toGross Amount at Which Carried at                            in Latest
                            VenturesAcquisition                End of Year                                              Income
                                  Buildings & Buildings &        Buildings &        Accumulated  Date of      Date     Statement
 Description  Encumbrances Land  Improvements Improvements Land  Improvements Total Depreciation Construction Acquired is Computed
Shopping Center
 Charleston, SC  $    -   $4,243  $  5,669   $   530     $  3,799   $ 6,644  $10,443  $ 1,748    1988        3/10/88   5- 31.5 yrs.

Business Center
 Pleasanton, CA    5,998   3,315    23,337      (811)       3,370    22,470   25,840    4,892    1985        12/24/87  5 - 31.5 yr

Apartment Complex
 Atlanta, GA       6,980   1,702    11,950      (152)       1,639    11,861   13,500    2,255   1990         3/12/90   10 - 27.5 yr
                 $12,978  $9,260   $40,956   $  (433)      $8,808   $40,975  $49,783   $8,895
Notes

(A) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $53,158.
(B) See Notes 6 and 7 to the Financial Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                 1994         1993       1992

 Balance at beginning of period               $ 41,524    $ 41,433    $ 42,004
 Consolidation of West Ashley joint venture     10,208           -           -
 Acquisitions and improvements                   1,077          91         261
 Write-offs due to disposals                    (3,026)          -        (832)
 Balance at end of period                    $  49,783    $ 41,524    $ 41,433

(D) Reconciliation of accumulated depreciation:

 Balance at beginning of period            $     8,947   $   7,723   $   7,347
 Consolidation of West Ashley joint venture      1,481           -           -
 Depreciation expense                            1,493       1,224       1,207
 Write-offs due to disposals                    (3,026)          -        (832)
 Balance at end of period                   $    8,895   $   8,947   $   7,722

(E)  Costs removed subsequent to acquisition includes $3,026 of fully depreciated tenant improvements of the Hacienda joint venture written off in calendar 1994, as well as certain guaranty payments received from the co-venturers in the consolidated joint ventures (see Note 4).

                         REPORT OF INDEPENDENT AUDITORS






The Partners of
PaineWebber Equity Partners Two Limited Partnership:

We have audited the accompanying combined balance sheets of the 1994 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1994 and the related combined statements of income and changes in venturers' capital and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1994 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1994, and the combined results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.











                                   /S/ ERNST & YOUNG LLP
                                   ERNST & YOUNG LLP
Boston, Massachusetts
February 16, 1995



                        1994 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                               December 31, 1994
                                 (In Thousands)

                                     Assets

                                                       1994
Current assets:
  Cash and cash equivalents                      $       249
  Accounts receivable, net of
    allowance for doubtful accounts
    of $50,000                                         1,036
  Prepaid expenses                                        14
  Other current assets                                    47
       Total current assets                            1,346

Operating investment properties:
  Land                                                19,999
  Buildings, improvements and equipment               72,217
  Construction in progress                               112
                                                      92,328
  Less accumulated depreciation                      (20,971)
                                                      71,357

Escrowed funds                                         1,281
Due from affiliates                                      269
Deferred expenses, net of accumulated
 amortization of $904                                  1,423
Other assets                                           1,442

                                                   $  77,118

                       Liabilities and Venturers' Capital

Current liabilities:
  Accounts payable and accrued expenses        $         414
  Accounts payable - affiliates                          101
  Accrued real estate taxes                            2,309
  Distributions payable to venturers                      65
  Current portion - notes payable                        154
       Total current liabilities                       3,043

Tenant security deposits                                 178

Subordinated management fee payable to affiliate          50

Note payable to venturer                               1,000

Long-term debt                                        13,127

Venturers' capital                                    59,720
                                                   $  77,118

                            See accompanying notes.


                        1994 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

         COMBINED STATEMENT OF INCOME AND CHANGES IN VENTURERS' CAPITAL
                      For the year ended December 31, 1994
                                 (In Thousands)

                                                       1994
REVENUES:
  Rental income and expense reimbursements        $   12,204
  Interest and other income                              289
                                                      12,493

EXPENSES:
  Real estate taxes                                    2,565
  Depreciation and amortization                        3,421
  Property operating expenses                            760
  Repairs and maintenance                              1,037
  Management fees                                        463
  Professional fees                                      122
  Salaries                                               844
  Advertising                                             64
  Interest expense on long-term debt                     309
  Interest on note payable to venturer                   100
  General and administrative                             485
  Bad debt expense                                       317
  Other                                                   78
                                                      10,565

Net income                                             1,928

Contributions from venturers                             385


Distributions to venturers                           (17,146)

Venturers' capital, beginning of year                 74,553

Venturers' capital, end of year                    $  59,720


                            See accompanying notes.


                        1994 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOW
                      For the year ended December 31, 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                             1994
Cash flows from operating activities:
  Net income                                               $ 1,928
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                           3,421
     Amortization of deferred financing costs                   11
     Changes in assets and liabilities:
       Accounts receivable                                     125
       Prepaid expenses                                          1

       Other current assets                                     13
       Escrowed funds                                       (1,219)
       Deferred expenses                                      (230)
       Other assets                                            297
       Accounts payable and accrued expenses                   (12)
       Accounts payable - affiliates                           (67)
       Tenant security deposits                                 47
       Accrued real estate taxes                              (183)
         Total adjustments                                   2,204
         Net cash provided by operating activities           4,132

Cash flows from investing activities:
  Additions to operating investment properties              (1,171)
  Purchase of investment securities                           (534)
  Proceeds from sale of investment securities                1,264
         Net cash used for investing activities               (441)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  12,600
  Principal payments on long-term debt                        (19)
  Distributions to venturers                               (17,122)
  Capital contributions from venturers                         385
  Payment of deferred loan costs                              (249)
         Net cash used for financing activities             (4,405)

Net decrease in cash and cash equivalents                     (714)

Cash and cash equivalents, beginning of year                   963

Cash and cash equivalents, end of year                    $    249


Cash paid during the year for interest                   $     164





                            See accompanying notes.
1.  Organization

     The accompanying financial statements of the 1994 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership (Combined Joint Ventures) include the accounts of Chicago-625 Partnership, an Illinois general partnership; Richmond Gables Associates, a Virginia general partnership; Daniel/Metcalf Associates Partnership, a Kansas general partnership; TCR Walnut Creek Limited Partnership, a Texas limited partnership; Portland Pacific Associates, a California general partnership and West Ashley Shoppes Associates, a Virginia limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Equity Partners Two Limited Partnership ("EP2").

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


2. Summary of significant accounting policies

   Operating investment properties

     The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. All of the operating investment properties owned by the Combined Joint Ventures were considered to be held for long-term investment purposes as of December 31, 1994. The Combined Joint Ventures capitalized property taxes and interest incurred during the construction period of the projects along with the costs of identifiable improvements. The Combined Joint Ventures also capitalized certain acquisition, construction and guaranty fees paid to affiliates. In certain circumstances the carrying values of the operating properties have been adjusted for mandatory payments received from venture partners (see Note 2). Depreciation expense is computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally 5 to
   31.5 years.

     The Combined Joint Ventures have reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,'' which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on the financial statements of the Combined Joint Ventures.


   Deferred expenses

     Deferred expenses include capitalized debt issuance costs which are being amortized on a straight-line basis over the terms of the related loans. Amortization of deferred loan costs is included in interest expense on the accompanying statement of income. Deferred expenses also include organization costs which are being amortized over 5 years and lease commissions and rental concessions which are being amortized over the life of the applicable leases.

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

   Rental revenues

     Certain joint ventures have long-term operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the term of the related lease agreements.

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

   e.  Portland Pacific Associates

      The joint venture owns and operates two apartment complexes, Richmond Park Apartments and Richland Terrace Apartments, which contain a total of 183 units located in Washington County, Oregon.

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

      The expiration dates of the Guaranty and Mandatory Loan Periods for the joint ventures were as follows:

                                                            Mandatory
                                     Guaranty Period        Loan Period

      Chicago-625 Partnership        December 15, 1989           N/A
      Richmond Gables Associates     September 1, 1990           N/A
      Daniel/Metcalf Associates
        Partnership                  September 30, 1989     September 30, 1990
      TCR Walnut Creek
        Limited Partnership          August 31, 1990             N/A
      Portland Pacific Associates    February 1, 1991            N/A


     As of December 31, 1994, the co-venturer in the Daniel/Metcalf Associates Partnership is obligated to make additional capital contributions of at least $89,000 (subject to adjustment pending the venture partners' determination of an additional amount, if any, of working capital reserves to be funded by the co-venturer) with respect to cumulative unfunded shortfalls in EP2's preferred return through September 30, 1990. Such additional capital contributions are not recorded as a receivable in the accompanying financial statements.

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

     Accounts payable - affiliates at December 31, 1994 includes $15,000 owed to EP2 for organization costs paid in connection with the formation of Portland Pacific Associates. Accounts payable - affiliates at December 31, 1994 also includes advances totalling $86,000 from the venture partners of Portland Pacific Associates and $1,000 payable to related parties of Portland Pacific Associates in connection with services rendered to the venture.

5.  Capital Reserves

     The joint venture agreements generally provide that reserves for future capital expenditures be established and administered by affiliates of the co-venturers. The co-venturers are to pay periodically into the reserve (as defined) as funds are available after paying all expenses and the EP2 preferred distribution. No contributions were made to the reserves in 1994.

6.  Rental Revenues

     Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements.

     Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

               1995      $    6,161
               1996           5,474
               1997           4,344
               1998           4,126
               1999           3,897
               Thereafter     9,985
                            $33,987

     Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $2,897,000 (56%) of the rental revenue generated by that property for 1994.

7. Note Payable to Venturer


     Note payable to venturer at December 31, 1994 consists of a permanent loan provided by EP2 to the Treat Commons joint venture in the amount of $1,000,000. Interest-only payments on the permanent loan are at 10% per annum, payable quarterly. Principal is due December 2012. Interest expense on this note payable was $100,000 in 1994. As a result of the financing transaction involving the Treat Commons joint venture which occurred during 1994 (as described in Note 8), this note is unsecured.

8. Long-Term Debt

      Long term debt payable at December 31, 1994 and 1993 consists of the following (in thousands):

                                                           1994
   Variable rate mortgage note payable to a
   third party secured by the Loehmann's Plaza
   operating investment property. The loan
   requires monthly interest payments based on
   the prime rate plus 1.5% per annum (9.25%
   at December 31, 1994) with an extended
   maturity date of February 1995 (see
   discussion of subsequent refinancing
   below).                                             $    700

   8.54%  mortgage note payable to an
   insurance company secured by the Treat
   Commons II operating investment property.
   The loan requires monthly principal and

   interest payments of $32,000 through
   maturity on October 15, 2001 (see
   discussion below).                                     7,386

   8.72% mortgage note payable to an insurance
   company secured by the The Gables operating
   investment property. The loan requires
   monthly principal and interest payments of
   $43,000 through maturity on October 15,
   2001 (see discussion below).                           5,195

                                                         13,281

   Less:  current portion                                  (154)
                                                      $  13,127

       On September 27, 1994, a mortgage payable was obtained by the Treat Commons joint venture in the initial principal amount of $7,400,000. This loan is secured by a deed of trust on the operating investment property and a security agreement with a assignment of rents. The net proceeds from this financing transaction were distributed to EP2 per the agreement of the partners. EP2 used the proceeds in conjunction with the repayment of the encumbrances described in Note 9.

     On November 7, 1994, a mortgage note payable was obtained by Richmond Gables Associates in the initial principal amount of $5,200,000. The mortgage payable is secured by a deed of trust on the venture's operating investment property and a collateral assignment of the venture's interest in the leases. The net proceeds from this mortgage note payable were remitted directly to EP2 per the agreement of the partners. EP2 used the proceeds of the loan in conjunction with the repayment of the encumbrances described in
   Note 9.

     Subsequent to year-end, on January 27, 1995 the Loehmann's Plaza joint venture obtained a first mortgage loan secured by the venture's operating investment property in the initial principal amount of $4,000,000. The proceeds of the loan were used to repay, in full, the $700,000 mortgage loan described above and to establish a Renovation and Occupancy Escrow in the amount of $550,000. The remainder of the proceeds, along with additional funds contributed by EP2, were used to repay, in full, the borrowing described in Note 9. The new first mortgage loan was issued in the name of the joint venture, bears interest at an annual rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700.

     Funds may be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of certain of the planned renovations referred to in Note 10 in the event that the venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements has not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that EP2 unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability.

     The closing of this financing transaction was executed in conjunction with an amendment to the Joint Venture Agreement. The purpose of the amendment was to establish the portion of the new first mortgage loan which was used to repay the borrowing of EP2 described in Note 9 (``the PWEP Component') as the sole responsibility of EP2. Accordingly, any debt service payments attributable to the PWEP Component will be deducted from PWEP's share of operating cash flow distributions or sale or refinancing proceeds. Furthermore, all expenses associated with such portion of the new borrowing will be specifically allocated to PWEP. PWEP has agreed to indemnify the joint venture and Plaza against all losses, damages, liabilities, claims, costs, fees and expenses incurred in connection with the PWEP Component of the first mortgage loan. The portion of the new first mortgage loan which was used to repay the venture's $700,000 mortgage loan and to establish the Renovation and Occupancy Escrow will be treated as a joint venture borrowing subject to the terms and conditions of the original Joint Venture Agreement.

      The scheduled annual principal payments to retire long-term debt are as follows (in thousands):

               1995         $    154
               1996              179
               1997              181
               1998              197
`              1999              215
               Thereafter     12,355
                             $13,281

9.  Encumbrances on Operating Investment Properties

     Under the terms of the joint venture agreements, EP2 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. EP2 (together in one instance with an affiliated partnership) had exercised its options pursuant to this arrangement by issuing certain zero coupon notes between April and June of 1988. The operating investment properties of all of the Combined Joint Ventures had been pledged as security for these loans which were scheduled to mature in 1995. During calendar 1994, the portion of the zero loans secured by Treat Commons, The Gables, Richmond Park and Richland Terrace properties were repaid in full from the proceeds of new mortgage loans obtained by certain of the joint ventures as described in Note 8. The zero coupon note secured by Loehmann's Plaza with a balance of $4 million as of December 31, 1994 was due to mature in June of 1995. Subsequent to year-end, on February 10, 1995 the loan was repaid in full with the proceeds of a loan obtained by this joint venture (see Note 8). As discussed further below, the zero coupon loan secured by the 625 North Michigan Office Building was modified and extended during 1994. The remaining zero coupon note secured by Loehmann's Plaza and the refinanced mortgage note secured by the 625 North Michigan Office Building are direct obligations of EP2 and its affiliate and, therefore, are not reflected in the accompanying financial statements. At December 31, 1994, the aggregate indebtedness of EP2 (and its affiliated partnership) under these loan agreements, including accrued interest, was approximately $20,189,000. Under these borrowing arrangements, EP2 is required to make all loan payments and has indemnified the joint ventures and the other partners against all liabilities, claims and expenses associated with the borrowings.

     The zero coupon loan secured by the 625 North Michigan Office Building required that if the loan ratio, as defined, exceeded 80%, then EP2,

   together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed EP2 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, EP2 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether EP2 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,342,000, which was funded by EP2 and its affiliated partnership in the ratios of 59% and 41%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis
   based on a 25-year amortization period.   The terms of the loan agreement
   also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from EP2 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheet

10.Property Renovation

     During 1994, the Loehmann's Plaza joint venture incurred certain architectural, engineering and other costs relating to a major renovation of its operating property. These costs have been capitalized and are included in the construction in progress account in the accompanying balance sheet. The total cost of the renovation is estimated to be between $1,500,000 and $2,000,000. EP2 is expected to make a capital contribution sufficient to cover the cost of this renovation.

Schedule III - Real Estate and Accumulated Depreciation

                                                  1994 COMBINED JOINT VENTURES OF
                                        PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         December 31, 1994
                                                           (In Thousands)
                                                Cost
                           Initial Cost to    Capitalized                                                            Life on Which
                               Combined       (Removed)                                                              Depreciation
                                Joint        Subsequent to    Gross Amount at Which Carried at                       in Latest
                                Ventures     Acquisition            End of Year                                      Income
                                Buildings &   Buildings &      Buildings &        Accumulated  Date of       Date    Statement
 Description  Encumbrances Land Improvements Improvements Land Improvements Total Depreciation Construction Acquired is Computed
 COMBINED JOINT VENTURES:

Office Building
 Chicago, IL   $ 17,006  $ 8,112   $35,682   $5,315    $8,112   $40,998  $49,110   $11,662      1968       12/16/86     5 - 30 yrs

Shopping Center
 Overland Park,
  KS              4,383    6,265     8,874    1,242     6,265    10,116   16,381     2,564      1980       9/30/87    7 - 31.5 yrs

Apartment Complex
 Richmond, VA     2,169      963     7,906     (403)      895     7,572    8,467     2,698      1987       9/1/87     10 - 27.5 yrs

Apartment Complex
 Walnut Creek,
 CA               4,124    3,984     1,112    5,185     3,995     6,285   10,280     2,062      1988       12/24/87    5 - 27.5 yrs

Apartment Complex
 Portland, OR     1,942      732     7,268       90       732     7,357    8,089     1,985      1986       1/12/88     5 - 27.5 yrs

                $29,624  $20,056   $60,842  $11,429  $ 19,999   $72,328  $92,327   $20,971
Notes

(A)The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $92,958.
(B)See Notes 7, 8 and 9 to the  Combined Financial Statements for a description of the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                           1994

 Balance at beginning of period        $  92,013
 Acquisitions and improvements             1,221
 Write-offs due to disposals                (906)
 Balance at end of period              $  92,328

(D) Reconciliation of accumulated depreciation:

 Balance at beginning of period      $    18,785

 Depreciation expense                      3,092
 Write-offs due to disposals                (906)
 Balance at end of period            $    20,971




                         REPORT OF INDEPENDENT AUDITORS






The Partners of
PaineWebber Equity Partners Two Limited Partnership:

We have audited the accompanying combined balance sheets of the 1993 and 1992 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1993 and 1992 and the related combined statements of income and changes in venturers' capital and cash flows for each of the three years in the period ended December 31,1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1993 and 1992 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /S/ ERNST & YOUNG LLP
                                   ERNST & YOUNG LLP
Boston, Massachusetts
March 18, 1994,
except for Note 9,
as to which the
date is May 16, 1994, and
the second paragraph of Note 8,
as to which the date is
June 13, 1994




                    1993 AND 1992 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                            COMBINED BALANCE SHEETS
                           December 31, 1993 and 1992
                                 (In Thousands)
                                     Assets

                                                          1993         1992
Current assets:
   Cash and cash equivalents                            $  1,203    $  2,300
   Investments                                               730           -
   Accounts receivable, net of allowance
     for doubtful accounts
     of $571 ($331 in 1992)                                1,384       1,389

   Accounts receivable - affiliates                            -         116
   Prepaid expenses                                           20          35
   Other current assets                                       53          50
        Total current assets                               3,390       3,890

Operating investment properties:
   Land                                                   24,248      24,248
   Buildings, improvements and equipment                  78,105      77,489
                                                         102,353     101,737
   Less accumulated depreciation                         (20,062)    (16,832)
                                                          82,291      84,905

Escrow funds                                                  62          58
Due from affiliates                                          269         269
Deferred expenses, net of accumulated
 amortization of $1,753 ($1,445 in 1992)                   1,789       1,912
Other assets, net                                          1,879       1,949
                                                        $ 89,680    $ 92,983

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and accrued expenses              $      591    $    591
   Accounts payable - affiliates                             168         164
   Accrued real estate taxes                               2,492       2,432
   Distributions payable to venturers                        506         474
   Current portion - notes payable                           700           -
        Total current liabilities                          4,457       3,661

Tenant security deposits                                     151         153

Subordinated management fee payable to affiliate              50          50

Notes payable                                              1,000       1,700

Venturers' capital                                        84,022      87,419
                                                        $ 89,680    $ 92,983


                            See accompanying notes.


                    1993 AND 1992 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
              For the years ended December 31, 1993, 1992 and 1991
                                 (In Thousands)

                                               1993        1992        1991
REVENUES:
   Rental income and expense
    reimbursements                           $13,547     $13,508     $13,493
   Interest income                                41          44          69
                                              13,588      13,552      13,562

EXPENSES:
   Real estate taxes                           3,082       2,983       3,014
   Depreciation and amortization               3,573       3,592       3,615
   Property operating expenses                   810         797         819
   Repairs and maintenance                     1,170         938       1,069
   Management fees                               482         478         485
   Professional fees                             137         104         118
   Salaries                                      765         700         712
   Advertising                                    63          66          70
   Interest expense                              162         173         204
   General and administrative                    663         530         519
   Bad debt expense                              273          97          10
   Other                                         123         120         187
                                              11,303      10,578      10,822

Net income                                     2,285       2,974       2,740

Contributions from venturers                       -         295       1,725

Distributions to venturers                    (5,682)     (5,182)     (5,665)

Venturers' capital, beginning of year         87,419      89,332      90,532


Venturers' capital, end of year              $84,022     $87,419     $89,332
















                            See accompanying notes.


                    1993 AND 1992 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOWS
              For the years ended December 31, 1993, 1992 and 1991
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)


                                              1993        1992        1991
Cash flows from operating activities:
   Net income                                $ 2,285     $ 2,974     $ 2,740
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization            3,573       3,592       3,615
      Changes in assets and liabilities:
         Accounts receivable                       5         (67)        102
         Accounts receivable - affiliates          -           -         (43)
         Prepaid expenses                         15          (1)         (1)
         Other current assets                     (3)          8         (41)
         Escrow funds                             (4)         (4)         (4)
         Other assets                             67        (123)     (1,134)
         Accounts payable and accrued expenses   (23)        203        (152)
         Accounts payable - affiliates             4          23           -
         Tenant security deposits                 (2)          4           1
         Accrued real estate taxes                60        (109)        133
           Total adjustments                   3,692       3,526       2,476
           Net cash provided by
             operating activities              5,977       6,500       5,216

Cash flows from investing activities:
   Additions to operating
    investment properties                       (648)       (513)     (1,085)
   Increase in deferred expenses                (185)       (274)        (47)
   Purchase of investment securities            (730)          -           -
           Net cash used for
            investing activities              (1,563)       (787)     (1,132)


Cash flows from financing activities:
   Distributions to venturers                 (5,533)     (4,964)     (5,496)
   Proceeds from capital contributions             -         281       1,714
   Principal payments under capital
    lease obligation                               -        (112)        (89)
           Net cash used for
           financing activities               (5,533)     (4,795)     (3,871)

Net increase (decrease) in cash
    and cash equivalents                      (1,119)        918         213

Cash and cash equivalents,
    beginning of year                          2,322       1,404       1,191

Cash and cash equivalents, end of year     $   1,203     $ 2,322     $ 1,404

Cash paid during the year for interest    $      149    $    170    $    196



                            See accompanying notes.
1.  Organization

     The accompanying financial statements of the 1993 and 1992 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership (Combined Joint Ventures) include the accounts of Chicago-625 Partnership, an Illinois general partnership; Richmond Gables Associates, a Virginia general partnership; Daniels/Metcalf Associates Partnership, a Kansas general partnership; TCR Walnut Creek Limited Partnership, a Texas limited partnership; Portland Pacific Associates, a California general partnership and West Ashley Shoppes Associates, a Virginia limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Equity Partners Two Limited Partnership ("EP2").

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

      The expiration dates of the Guaranty and Mandatory Loan Periods for the joint ventures were as follows:

                                                             Mandatory
                                     Guaranty Period         Loan Period

      Chicago-625 Partnership        December 15, 1989           N/A
      Richmond Gables Associates     September 1, 1990           N/A
      Daniel/Metcalf Associates
        Partnership                  September 30, 1989     September 30, 1990
      TCR Walnut Creek
        Limited Partnership          August 31, 1990             N/A
      Portland Pacific Associates    February 1, 1991            N/A
      West Ashley Shoppes Associates March 10, 1993              N/A


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

     As of December 31, 1993, the co-venturer in the Daniel/Metcalf Associates Partnership is obligated to make additional capital contributions of at least $89,000 (subject to adjustment pending the venture partners' determination of an additional amount, if any, of working capital reserves to be funded by the co-venturer) with respect to cumulative unfunded shortfalls in EP2's preferred return through September 30, 1990. Such additional capital contributions are not recorded as a receivable in the accompanying financial statements.

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

     Accounts payable - affiliates at December 31, 1993 includes advances owed to a partner of Richmond Gables Associates of $48,000 for amounts paid to the manager of the venture's operating property for reimbursement of expenses paid on behalf of the joint venture and $15,000 owed to EP2 for organization costs paid in connection with the formation of Portland Pacific Associates. Accounts payable - affiliates at December 31, 1993 also includes advances totalling $86,000 from the venture partners of Portland Pacific Associates and $19,000 payable to related parties of Portland Pacific Associates in connection with services rendered to the venture.

     Accounts payable - affiliates at December 31,1992 includes advances owed to a partner of Richmond Gables Associates of $48,000 for amounts paid to the manager of the venture's operating property for reimbursement of expenses paid on behalf of the joint venture and $15,000 owed to EP2 for organization costs paid in connection with the formation of Portland Pacific Associates. Accounts payable - affiliates at December 31, 1992 also includes advances totalling $86,000 from the venture partners of Portland Pacific Associates in connection with services rendered to the venture.

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

     Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                 1994      $  7,200
                 1995         6,169
                 1996         5,317

                 1997         4,416
                 1998         4,280
                 Thereafter  14,337
                            $41,719

     Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $2,231,000 (44%) of the rental revenue generated by that property for 1993. One tenant of West Ashley Shoppes occupies 55,850 square feet, representing approximately 41% of the total shopping center. This tenant, Phar-Mor, Inc., is in Chapter 11 Bankruptcy Reorganization as of December 31, 1993. Base rental income from this tenant for 1993 totalled $348,000. Minimum rents due from this tenant and included in the above amounts are $348,000 annually for 1994 through 1996, $357,000 for 1997, $375,000 for 1998 and $1,498,000 thereafter.

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

     One of the zero coupon loans, which is secured by the 625 North Michigan Office Building, requires that if the loan ratio, as defined, exceeds 80%, then EP2, together with its affiliated partnership, shall be required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed EP2 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, EP2 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether EP2 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. Subsequent to year-end, an agreement was reached with the lender on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement, which was formally executed in June 1994, extend the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown to be funded by EP2 and its affiliated partnership, will be approximately $16,225,000. The new loan will bear interest at a rate of 9.125% per annum and will require the current payment of interest and principal on a monthly basis based on a 25-year amortization period. The terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits to be made by EP2 and its affiliated partnership in the aggregate amount of $1,750,000 through the scheduled maturity date of the loan.

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

Schedule III - Real Estate and Accumulated Depreciation

                                              1993 AND 1992 COMBINED JOINT VENTURES OF
                                        PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         December 31, 1993
                                                           (In Thousands)
                                                Cost
                              Initial Cost  Capitalized                                                              Life of Which
                              to Combined    (Removed)                                                               Depreciation
                                Joint        Subsequent to  Gross Amount at Which Carried at                         in Latest
                             Ventures       Acquisition          End of Year                                         Income
                               Buildings &  Buildings &       Buildings &        Accumulated  Date of      Date      Statement
Description Encumbrances Land  Improvements Improvements Land Improvements Total Depreciation Construction Acquired  is Computed
 COMBINED JOINT VENTURES:
Office Building
 Chicago, IL   $ 17,006 $ 8,112  $35,682     $5,116      $8,112   $40,799  $48,911   $10,807    1968       12/16/86   5 - 30 yrs

Shopping Center
 Overland Park,
 KS               4,383   6,265    8,874      1,113       6,265     9,987   16,252     2,193    1980       9/30/87    7 - 31.5 yrs

Apartment
 Complex
 Richmond, VA     2,169     964    7,906       (378)        901     7,591    8,492     2,289    1987       9/1/87    10 - 27.5 yrs

Apartment
 Complex
 Walnut
 Creek, CA        4,124    3,984   1,112      5,185       3,995      6,285   10,280    1,787    1988       12/24/87  5 - 27.5 yrs

Apartment
 Complex
 Portland,
  OR             1,942      732    7,268         78         732      7,346    8,078    1,709    1986       1/12/88   5 - 27.5 yrs

Shopping
 Center
 Charleston,
  SC             2,499    4,242    5,669         429      4,243      6,097   10,340    1,277   1988       3/10/88   15 - 31.5 yrs
              $ 32,123   $24,299 $66,511    $11,543    $ 24,248    $78,105 $102,353  $20,062
Notes
(A)The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $91,684,000.
(B)See Notes 7 and 8 to the  Combined Financial Statements for a description of the terms of the debt encumbering the  properties.

(C) Reconciliation of real estate owned:
                                                    1993           1992          1991
  Balance at beginning of period                 $101,737       $101,291      $100,083
  Acquisitions and improvements                       648            513         1,208
  Write-offs due to disposals                         (32)           (67)            -
  Balance at end of period                       $102,353       $101,737      $101,291

(D) Reconciliation of accumulated depreciation:




  Balance at beginning of period                 $ 16,832       $ 13,632    $   10,462
  Depreciation expense                              3,262          3,268         3,170
  Write-offs due to disposals                         (32)           (68)            -
  Balance at end of period                       $ 20,062       $ 16,832      $ 13,632
