Form 10-Q
period 1995-06-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1995-08-14
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-15705



              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


            Virginia                                   04-2918819
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


265 Franklin Street, Boston, Massachusetts                02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .

              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)
                                     ASSETS
                                                   June 30           March 31

Operating investment properties:
   Land                                           $    8,808     $     8,808
   Building and improvements                          41,020          40,975
                                                      49,828          49,783
   Less accumulated depreciation                      (9,255)         (8,895)
                                                      40,573          40,888

Investments in unconsolidated joint
   ventures, at equity                                39,735          39,887
Cash and cash equivalents                              1,373           1,827
Escrowed cash                                            124              57
Accounts receivable                                      172             129
Accounts receivable - affiliates                          80              78
Prepaid expenses                                          32              28
Deferred rent receivable                                 524             476
Deferred expenses, net                                   703             778
                                                    $ 83,316        $ 84,148

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      383     $       434
Net advances from consolidated ventures                    -              29
Tenant security deposits                                 101             103
Bonds payable                                          2,498           2,498
Notes payable and deferred interest                   20,070          20,137
Other liabilities                                        349             348
Total partners' capital                               59,915          60,599
                                                    $ 83,316       $  84,148













                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                    (In Thousands, except for per Unit data)

                                                1995               1994
REVENUES:
  Rental income and expense
    reimbursements                           $   1,099          $  1,002
  Interest and other income                         51                56
                                                 1,150             1,058
EXPENSES:
  Property operating expenses                      322               295
  Depreciation and amortization                    389               421
  Interest expense                                 506               843
  General and administrative                       132               154
  Real estate taxes                                 99               121
                                                 1,448             1,834
Operating loss                                    (298)             (776)

Investment income:
  Interest income on notes receivable
    from unconsolidated ventures                    25                25
  Partnership's share of unconsolidated
    ventures' income                               230               595

NET LOSS                                      $    (43)            $(156)

Net loss per 1,000 Limited
  Partnership Units                             $(0.32)            $(1.15)

Cash distributions per 1,000 Limited
  Partnership Units                             $ 4.72             $12.38

The above per Limited Partnership Unit information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.












                            See accompanying notes.



              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)
                                                    General        Limited
                                                    Partners       Partners

Balance at March 31, 1994                            $(478)         $66,025
Cash distributions                                     (17)          (1,664)
Net loss                                                (2)            (154)
BALANCE AT JUNE 30, 1994                             $(497)         $64,207

Balance at March 31, 1995                            $(527)         $61,126
Cash distributions                                      (7)            (634)
Net loss                                                (1)             (42)
BALANCE AT JUNE 30, 1995                             $(535)         $60,450





                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)
                                  (Unaudited)

                                                       1995             1994
Cash flows from operating activities:
  Net loss                                       $       (43)        $  (155)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
       Partnership's share of
        unconsolidated ventures' income                 (230)           (595)
       Interest expense on zero coupon loans               -             772
       Depreciation and amortization                     389             421
       Amortization of deferred financings costs           5               -
       Changes in assets and liabilities:
          Escrowed cash                                  (67)           (153)
          Accounts receivable                            (43)           (166)
          Accounts receivable - affiliates                (2)             (3)
          Deferred rent receivable                       (48)            124
          Deferred expenses and other assets              41            (211)
          Prepaid expenses                                (4)              9
          Tenant security deposits                        (2)             22
          Accounts payable and accrued expenses          (51)             17
          Advances from consolidated ventures            (29)           (147)
          Other liabilities                                1               -
               Total adjustments                         (40)             90
               Net cash provided by operating
                activities                               (83)            (65)

Cash flows from investing activities:
  Distributions from unconsolidated ventures             629           1,143
  Additional investments in unconsolidated ventures     (247)              -
  Additions to operating investment properties           (45)            (17)
               Net cash provided by investing
                activities                               337           1,126
Cash flows from financing activities:
  Distributions to partners                             (641)         (1,681)
  Payments of principal and interest on
   notes payable                                         (67)           (812)
               Net cash used for financing
                activities                              (708)         (2,493)

Net decrease in cash and cash equivalents                454          (1,432)

Cash and cash equivalents, beginning of period         1,827           4,529

Cash and cash equivalents, end of period           $   1,373         $ 3,097

Cash paid during the period for interest           $     549         $   882

                            See accompanying notes.


1.  Organization

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Ventures

     The Partnership has investments in five unconsolidated joint venture partnerships which own operating investment properties at June 30, 1995.
   The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

     Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1995 and 1994
                                 (in thousands)



                                                        1995        1994

   Rental revenues and   expense recoveries          $ 3,021     $ 2,728
   Interest and other income                             207         386
                                                       3,228       3,114

   Property operating expenses                           942         860
   Real estate taxes                                     693         758
   Interest expense                                      389          40
   Depreciation and amortization                         911         773
                                                       2,935       2,431
   Net income                                       $    293     $   683

   Net income:
    Partnership's share of combined income          $    251    $    616
    Co-venturers' share of combined income                42          67
                                                    $    293    $    683




              Reconciliation of Partnership's Share of Operations
               For the three months ended June 30, 1995 and 1994
                                 (in thousands)



   Partnership's share of operations,
       as shown above                               $    251    $    616
   Amortization of excess basis                          (21)        (21)
   Partnership's share of unconsolidated
       ventures' income                             $    230    $    595


3.  Operating Investment Properties

     At June 30, 1995, the Partnership's balance sheet includes three operating investment properties; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed complete control over the affairs of the venture. The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes Shopping Center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

     The following is a combined summary of property operating expenses for the Saratoga Center and EG&G Plaza, the Asbury Commons Apartments, and the West Ashley Shoppes Shopping Center for the three months ended March 31, 1995 and 1994 (in thousands):


                                           1995             1994
\
      Property operating expenses:
       Repairs and maintenance            $  106          $   88
       Utilities                              47              46
        Salaries and related costs            47              42
       Insurance                              15              15
       Management fees                        36              38
       Administrative and other               71              66
                                          $  322          $  295



4.Related Party Transactions

     Included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $69,588 and $68,925, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $1,318 and $6,983, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

     Accounts receivable - affiliates at June 30, 1995 and March 31, 1995 consist of investor servicing fees of $65,000 and $63,000, respectively, due from the TCR Walnut Creek Limited Partnership and $15,000 at both dates due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

5. Notes Payable

      Notes payable on the consolidated balance sheet of the Partnership at June 30, 1995 and March 31, 1995 consist of the following (in thousands):


                                                   June 30           March 31

  9.125% mortgage note payable to an
  insurance company secured by the 625 North
  Michigan Avenue operating investment
  property.  The loan requires monthly
  principal and interest payments of $55
  through maturity on May 1, 1999.  The
  terms of the note were modified effective
  May 31, 1994 (see discussion below).               $ 9,620          $9,657

  8.75% mortgage note payable to an
  insurance company secured by the Asbury
  Commons operating investment property. The
  loan requires monthly principal and
  interest payments of $88 through maturity
  on October 15, 2001 (see discussion
  below).                                              6,953           6,980

  9.04% mortgage note payable to an
  insurance company secured by the Saratoga
  Center and EG&G Plaza operating investment
  property. The loan requires monthly
  principal and interest payments of $36
  through maturity on January 20, 2002 (see
  discussion below).                                   3,497           3,500

                                                     $20,070         $20,137


      On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bore interest at an effective compounded annual rate of 9.8% and was secured by the 625 North Michigan Avenue Office Building. Payment of all interest was deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. On May 31, 1994 the Partnership executed a modification and extension agreement with the 625 North Michigan lender. The terms of the agreement called for the Partnership to make a principal pay down of $801,000. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date.

      On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bore interest at a rate of 10%, compounded annually. During fiscal 1991, the Partnership had repaid the portion of the zero coupon loans which had been secured by the Highland Village Apartments, which was sold in May of 1990. The aggregate amount of principal and accrued interest repaid on May 31, 1990 amounted to approximately $1,660,000. Additionally, a paydown of principal and accrued interest, totalling approximately $2,590,000, was made on August 20, 1990. This paydown represented a mandatory repayment of the full amount of the principal and accrued interest which had been secured by the Ballston Place property, which was sold in fiscal 1990, and an optional partial prepayment of the principal and accrued interest secured by The Gables Apartments.


   During fiscal 1995, the remaining balances of the zero coupon loans were repaid from the proceeds of five new conventional mortgage loans issued to the Partnership's joint venture investees, together with funds contributed by the Partnership, as set forth below.

      On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by TCR Walnut Creek Limited Partnership. The $7.4 million loan is secured by the Treat Commons apartment complex, carries an annual interest rate of 8.54% and matures in 7 years. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan was issued to the Gables joint venture, bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $42,646. On February 9, 1995, the Partnership repaid the remaining portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park joint venture along with additional funds contributed by the Partnership. The $3.5 million loan is secured by the Hacienda Business Park, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $35,620. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700. Legal liability for the repayment of the new mortgage loans secured by the Treat Commons, Gables and Loehmann's Plaza properties rests with the respective joint ventures. Accordingly, these mortgage loan liabilities are recorded on the books of the unconsolidated joint ventures. The Partnership has indemnified TCR Walnut Creek Limited Partnership, Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The net proceeds of these loans were recorded as distributions to the Partnership by the joint ventures.

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


7. Contingencies

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

              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    As discussed further in the Annual Report, during fiscal 1995 the Partnership successfully refinanced the zero coupon loans secured by the


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

    The zero coupon loans secured by the other seven investment properties had scheduled maturity dates in June 1995 and became prepayable without penalty beginning in September 1994. On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the Treat Commons joint venture. The $7.4 million loan is secured by the Treat Commons apartment complex, carries an annual interest rate of 8.54% and matures in 7 years. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $87,575. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by the West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richmond Park and Richland Terrace apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan was issued to the Gables joint venture, bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $42,646. On February 9, 1995, the Partnership repaid the remaining portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates joint venture. The $3.5 million loan is secured by the Hacienda Business Park, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $35,620. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by the Loehmann's Plaza joint venture. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700. Legal liability for the repayment of the new mortgage loans secured by the Treat Commons, Gables and Loehmann's Plaza properties rests with the respective joint ventures. Accordingly, these mortgage loan liabilities are recorded on the books of the unconsolidated joint ventures. The Partnership has indemnified TCR Walnut Creek Limited Partnership, Richmond Gables Associates and Daniel/Metcalf Associates Partnership, and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings.

    The refinancing of the zero coupon loans with conventional loans requiring monthly principal and interest payments has significantly reduced the cash flows from the properties to the Partnership. The reduction in cash flows from the properties, combined with expected future capital needs, required management to reduce the quarterly distribution rate from 5.25% per annum to 2% beginning with the payment made on November 15, 1994 for the quarter ended September 30, 1994. The expected future capital needs relate primarily to the ongoing capital requirements of the Partnership's commercial properties, including planned capital alterations, tenant improvements and leasing commissions. As discussed further below, there remains a significant amount of vacant space at the 625 North Michigan and West Ashley commercial properties as of June 30, 1995. In addition, the trend toward corporate downsizing and restructurings that has followed in the wake of the last national recession continues to impact the leasing of office/R&D space in general, resulting in significant tenant turnover and lease modification requests. The Partnership has also planned a major capital improvement program for Loehmann's Plaza which is presently in process. Significant capital will be required to fund these anticipated leasing and capital improvement expenditures.

    During fiscal 1995, the Partnership secured a new tenant, under a seven-year lease, for the vacant 31,000 square foot building at Hacienda Park. The Partnership agreed to pay for a tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease totalled approximately $630,000. During the current quarter, the Partnership leased an additional 10,808 square foot space to this same tenant. As a result, the Hacienda Park investment property, which was 89% leased as of March 31, 1995, had improved to 95% leased at June 30, 1995. At Loehmann's Plaza, management plans to invest approximately $2 million within the next 12 to 18 months to complete a major capital enhancement program which includes a general upgrade of the property's exterior. The improvement program is necessary in order for the property to remain competitive in its market. A portion of the funds required to pay for this capital work are expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of the $4 million loan discussed further above which was obtained in February 1995. Funds may be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements have not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near term. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. In addition, Phar-Mor, West Ashley's other major anchor tenant is currently operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. While Phar-Mor has closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is reported to have strong retail sales. As a result, management is optimistic that its continued operation is likely, assuming Phar-Mor successfully emerges from its current Chapter 11 status. Capital improvement and leasing costs at 625 North Michigan totalled $1.2 million in calendar 1994 and are expected to continue to be significant for the foreseeable future due to the size and age of the building, the large number of leases and the extremely competitive conditions which exist in the market for downtown Chicago office space.

    The market for multi-family residential properties throughout the country continues to show signs of improvement, as the lack of significant new construction of multi-family housing over the past 2-to-3 years has allowed the oversupply which existed in most markets to be absorbed. The results of the improving market supply and demand characteristics have been a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. Management expects to continue to see improvement in this market segment in the near term and has examined the Partnership's four apartment properties to identify whether a current sale of one or more of these properties may be in the Partnership's best interests. Based on such analysis, the Richmond Park/Richland Terrace and Treat Commons properties were determined to be the best candidates for a current sale. In the case of Richmond Park and Richland Terrace, the economic growth in the Portland, Oregon area has been among the best in the country for some time. Such results may lead to increased levels of development activity which could limit the current favorable trends in the market for existing apartment properties. Accordingly, management believes that the market value of Richmond Park and Richland Terrace may be at or near its peak for the current market cycle. During the quarter ended June 30, 1995, the Partnership had signed a letter of intent to sell the Portland properties to a third-party. However, the potential buyer was not able to secure the required financing commitment during the specified due diligence period. The Partnership is currently negotiating with one of the other prospective buyers that made an offer to purchase the properties. If an agreement cannot be reached with this party, management intends to solicit other offers through further marketing efforts in fiscal 1996. In the case of Treat Commons, the Partnership owns Phase II of a 2-phase development. During fiscal 1995, management learned that the owner of Phase I had decided to market the property for sale. Management believes there may be advantages to a joint marketing effort of both phases which could maximize the potential proceeds to the Partnership from a sale of Treat Commons. If Phase I were sold separately in the near future to a buyer with a long-term planned holding period, the Partnership may not have the opportunity to market its property jointly with Phase I. Accordingly, management has been working with the Phase I owner and expects to actively market the property for sale during fiscal 1996. There are no assurances that the Partnership will complete a sale transaction with regard to these investments during fiscal 1996.

    In light of the expected future capital needs for the Partnership's commercial properties, as discussed above, and given the use of cash reserves required to complete the fiscal 1995 refinancing and leasing transactions, management has examined alternative sources of additional liquidity which might be required by the Partnership. The primary options for generating liquidity would be to complete the sales of the Richmond Park/Richland Terrace and/or Treat Commons investments, as discussed above, or to engage in additional borrowing activities. As of June 30, 1995, the Partnership's Richmond Park/Richland Terrace and West Ashley properties are unencumbered and represent additional borrowing capacity. Management plans to employ this borrowing capacity to secure a short-term line-of-credit for up to $2,000,000 during the second quarter of fiscal 1996 in order to have sufficient funds to complete the Loehmann's Plaza renovation program discussed further above. The Partnership is expected to repay the line-of-credit borrowings from the proceeds of a sale transaction or from the permanent financing of one of the unencumbered properties. In the unlikely event that a sale or financing transaction could not be consummated, the Partnership could reduce or suspend distribution payments to the partners in order to repay the line-of-credit borrowings. Such distributions, which are presently being paid at a rate of 2% per annum on remaining invested capital of $943 per original $1,000 investment, total approximately $2.6 million on an annual basis.



    At June 30, 1995, the Partnership and its consolidated joint ventures had
available cash and cash equivalents of approximately $1,373,000.   The balance
of such cash and cash equivalents amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.


RESULTS OF OPERATIONS
Three Months Ended June 30, 1995

    The Partnership reported a net loss of $43,000 for the three months ended June 30, 1995, as compared to a net loss of $156,000 for the same period in the prior year. Although the Partnership reported a decrease in operating loss of $478,000 and a decrease in the Partnership's share of unconsolidated ventures' income of $365,000 when compared to the same three-month period in the prior, the major portion of this change reflects a change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties. As more fully discussed above, the Partnership refinanced the majority of the zero coupon loans, which had been issued directly to the Partnership, with the proceeds of new loans obtained by the respective joint ventures. This caused a change in the entity reporting the interest expense from the Partnership to the joint ventures. As a result, the interest expense component of operating loss on the Partnership's consolidated statements of operations declined significantly in the current period. However, this decrease was offset by a reduction in the Partnership's share of income from its unconsolidated joint ventures due to the recognition of interest expense by the unconsolidated ventures on the new borrowings in the current period. Overall, interest costs have decline as a result of the refinancings as the new loans were obtained with significantly lower interest rates than the prior zero coupon loans.

    The Partnership's operating loss prior to the effect of the change in interest expense decreased by $139,000 primarily due to increases in rental revenues at the consolidated Asbury Commons and Hacienda Park joint ventures as well as reductions in the real estate tax and general and administrative expense categories. Rental income at Asbury commons increased by $70,000 over the prior period primarily due to increases in rental rates at the property over the past year made possible by the strong Atlanta market. Rental income at Hacienda Park increased by $24,000 for the current period mainly due to the leasing activity referred to above. Real estate tax expense decreased primarily due to a $23,000 real estate tax refund received by the Hacienda Park joint venture for real estate taxes paid in the prior year. General and administrative expenses decreased by $22,000 largely due to additional costs incurred in the prior year for independent valuations of the Partnership's operating properties in conjunction with management's refinancing efforts.

   The Partnership's share of unconsolidated joint ventures' income prior to the effect of the change in interest expense decreased by $17,000 for the three months ended June 30, 1995 primarily due to increases in the depreciation and property operating expense categories which were partially offset by increases in rental and other income. Depreciation and amortization expense increased by $138,000 mainly due to an acceleration of the depreciation rate at 625 North Michigan and additional capital improvements made to the Loehmann's Plaza property during the past year. Property operating expenses increased by $82,000 due in part to additional repairs and maintenance costs incurred at the 625 North Michigan property to seal and repair a portion of the building's facade. Property operating expenses also increased due to additional expenses incurred at Richland Terrace and Richmond Park to replace worn out carpeting in the current period. Rental income increased by $293,000 over the prior period mainly due to increased occupancy at 625 North Michigan and continued improvement in rental rates at Treat Commons and Richmond Park/Richland Terrace.



                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's annual report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:        NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.






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




                              PAINEWEBBER EQUITY PARTNERS TWO
                                    LIMITED PARTNERSHIP



                              By:  Second Equity Partners, Inc.
                                 Managing General Partner




                              By:/s/ Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer





Dated:  August 11, 1995