Form 10-K405/A
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1995-09-14
CIK 793973

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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




Dated:  September 11, 1995


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


                        PAINEWEBBER EQUITY PARTNERS TWO
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1995, 1994 and 1993
                   (In Thousands, except for per Unit data)
                                               1995         1994       1993
REVENUES:
   Rental income and expense
    reimbursements                         $   4,211     $ 4,158     $ 4,555
   Interest and other income                     518         180         237
                                               4,729       4,338       4,792
EXPENSES:
   Interest expense                            2,838       3,267       2,987
   Depreciation and amortization               1,645       1,474       1,478
   Property operating expenses                 1,302         930         957
   Real estate taxes                             473         355         312
   General and administrative                    700         703         607
                                               6,958       6,729       6,341

Operating loss                                (2,229)     (2,391)     (1,549)

Investment income:
   Interest income on notes receivable           107         106         107
   Partnership's share of unconsolidated
    ventures' income                           1,818       2,207       2,592
                                               1,925       2,313       2,699
NET INCOME (LOSS)                           $   (304)    $   (78)    $ 1,150

Net income (loss) per 1,000
  Limited Partnership Units                    $(2.24)  $   (0.57)     $ 8.47

Cash distributions per 1,000
  Limited Partnership Units                    $34.20    $  49.52     $ 49.52


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


                        PAINEWEBBER EQUITY PARTNERS TWO
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                              1995        1994        1993
Cash flows from operating activities:
   Net income (loss)                     $      (304)   $    (78)    $ 1,150
   Adjustments to reconcile net
    income (loss) to net cash provided
     by operating activities:
      Partnership's share of unconsolidated
       ventures' income                       (1,818)     (2,207)     (2,592)
      Interest expense                         1,610       3,075       2,794
      Depreciation and amortization            1,645       1,474       1,478
      Amortization of deferred financing costs   164           -           -
      Changes in assets and liabilities:
       Escrowed cash                             205        (218)         15
       Accrued interest receivable                 -           -          13
       Accounts receivable                        55         103          37
       Accounts receivable - affiliates           53         (10)        (25)
       Prepaid expenses                           (1)         (9)         (3)
       Deferred rent receivable                 (119)         45         (71)
       Tenant security deposits                   (3)         17          21
       Accounts payable and accrued expenses      58          26          70
       Advances from consolidated ventures      (455)       (170)       (514)
       Accounts payable - affiliates               -         (45)        (80)
       Other liabilities                          (4)          -           -
          Total adjustments                    1,390       2,081       1,143
          Net cash provided by
          operating activities                 1,086       2,003       2,293

Cash flows from investing activities:
   Distributions from unconsolidated
     ventures                                 18,749       4,742       4,612
   Additional investments in
    unconsolidated ventures                     (383)          -        (169)
   Additions to operating investment
    properties                                (1,077)        (91)       (261)
   Payment of leasing commissions               (303)        (43)       (140)
           Net cash provided by
           investing activities               16,986       4,608       4,042

Cash flows from financing activities:
   Distributions to partners                  (4,644)     (6,724)     (6,724)
   Payment of principal and deferred
     interest on notes payable               (25,937)          -           -
   Proceeds from issuance of notes payable    10,500           -           -
   Payment of deferred financing costs          (328)          -           -
   District bond assessments                      85           -          45
   Payments on district bond assessments        (451)        (92)        (35)
           Net cash used for
           financing activities              (20,775)     (6,816)     (6,714)

Net decrease in cash and cash equivalents     (2,703)       (205)       (379)

Cash and cash equivalents,
 beginning of year                             4,290       4,495       4,874
Cash and cash equivalents,
 West Ashley Shoppes,beginning of year           240           -           -
Cash and cash equivalents, end of year     $   1,827     $ 4,290     $ 4,495

Cash paid during the year for interest     $     956     $   192     $   193

Write-off of fully depreciated
 tenant improvements                       $   3,026      $    -    $    832


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

     As further discussed in Note 4, the Partnership acquired complete control of Hacienda Park Associates on December 10, 1991 and the Atlanta Asbury Partnership on February 14, 1992. Accordingly, these joint ventures have been presented on a consolidated basis in the accompanying financial statements. In addition, the Partnership acquired complete control of West Ashley Shoppes Associates in May of 1994. Accordingly, this joint venture has been presented on a consolidated basis beginning in fiscal 1995. As discussed above, these joint ventures also have a December 31 year-end and operations of the ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag-period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheet.

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

     The following is a combined summary of property operating expenses for the consolidated joint ventures for the years ended December 31, 1994, 1993 and 1992 (in thousands):

                                     1994 (1)    1993      1992

     Property operating expenses:
       Utilities                  $     225    $  187   $   172
       Repairs and maintenance          382       264       257
       Salaries and related costs       147       175       181
       Administrative and other         367       154       167
       Insurance                         47        37        42
       Management fees                  134       113       138
                                   $  1,302     $ 930     $ 957

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
