Form 10-Q
period 1995-09-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1995-11-14
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                          CONSOLIDATED BALANCE SHEETS
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)
                                     ASSETS
                                                   September 30      March 31

Operating investment properties:
   Land                                          $     8,808     $     8,808
   Building and improvements                          41,229          40,975
                                                      50,037          49,783
   Less accumulated depreciation                      (9,615)         (8,895)
                                                      40,422          40,888

Investments in unconsolidated joint
  ventures, at equity                                 39,449          39,887
Cash and cash equivalents                              2,952           1,827
Escrowed cash                                            170              57
Accounts receivable                                      229             192
Accounts receivable - affiliates                          83              15
Prepaid expenses                                           -              28
Deferred rent receivable                                 565             476
Deferred expenses, net                                   708             778
                                                   $  84,578       $  84,148

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses            $       473     $       434
Net advances from consolidated ventures                   93              29
Tenant security deposits                                  98             103
Bonds payable                                          2,458           2,498
Notes payable                                         22,020          20,137
Other liabilities                                        348             348
Partners' capital                                     59,088          60,599
                                                   $  84,578       $  84,148

                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1995 and 1994
                                  (Unaudited)

                           (In Thousands, except per Unit data)

                                     Three Months Ended      Six Months Ended
                                      September 30,           September 30,
                                   1995         1994      1995          1994

REVENUES:
  Rental income and expense
    reimbursements               $  1,167   $  1,053     $  2,266   $  2,055
  Interest and other income            67         56          118        110
                                    1,234      1,109        2,384      2,165
EXPENSES:
  Property operating expenses         305        280          627        654
  Depreciation and amortization       408        416          797        767
  Interest expense                    517        892        1,023      1,805
  General and administrative          196        164          328        317
  Real estate taxes                   138        102          237        225
                                    1,564      1,854        3,012      3,768
Operating loss                       (330)      (745)        (628)    (1,603)

Investment income:
  Interest income on notes
     receivable
    from unconsolidated ventures       28         26           53         53
  Partnership's share of
    unconsolidated
    ventures' income                   86        512          346      1,108

NET LOSS                         $   (216)  $   (207)    $   (229)  $   (442)

Net loss per 1,000 Limited
  Partnership Units               $  (1.59)  $  (1.52)    $  (1.69)  $  (3.26)

Cash distributions per 1,000
  Limited
  Partnership Units               $   4.72   $  12.38     $   9.44    $ 24.76


The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.






                            See accompanying notes.



              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the six months ended September 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)
                                                 General          Limited
                                                 Partners         Partners

Balance at March 31, 1994                         $   (478)       $  66,025
Cash distributions                                     (34)          (3,328)
Net loss                                                (5)            (437)
BALANCE AT SEPTEMBER 30, 1994                     $   (517)       $  62,260

Balance at March 31, 1995                         $   (527)       $  61,126
Cash distributions                                     (13)          (1,269)
Net loss                                                (3)            (226)
BALANCE AT SEPTEMBER 30, 1995                     $   (543)       $  59,631





























                            See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)
                                  (Unaudited)

                                                      1995             1994
Cash flows from operating activities:
  Net loss                                        $     (229)      $    (442)
  Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
       Partnership's share of unconsolidated
        ventures' income                                (346)         (1,108)
       Interest expense on zero coupon loans               -           1,429
       Depreciation and amortization                     797             913
       Amortization of deferred
        financings costs                                  19               -
       Changes in assets and liabilities:
          Escrowed cash                                 (113)           (208)
          Accounts receivable                            (37)            (21)
          Accounts receivable - affiliates               (68)             (5)
          Deferred rent receivable                       (89)             44
          Deferred expenses and other assets             (26)              -
          Prepaid expenses                                28              16
          Tenant security deposits                        (5)             10
          Accounts payable - affiliates                    -              28
          Accounts payable and accrued expenses           39              (2)
          Advances from consolidated ventures             64            (378)
               Total adjustments                         263             718
               Net cash provided by
                operating activities                      34             276

Cash flows from investing activities:
  Distributions from unconsolidated ventures           1,271           9,675
  Additional investments in
   unconsolidated ventures                              (487)           (384)
  Additions to operating investment
   properties                                           (254)            (59)
               Net cash provided by
                investing activities                     530           9,232

Cash flows from financing activities:
  Distributions to partners                           (1,282)         (3,362)
  Proceeds from issuance of loans                      2,000           7,000
  Payment of deferred financing costs                      -            (583)
  Payments of principal and interest
   on notes payable                                     (117)         (7,989)
  Repayment of principal on bonds payable                (40)            (32)
          Net cash provided by (used for)
           financing activities                          561          (4,966)

Net increase in cash and cash equivalents              1,125           4,542

Cash and cash equivalents,
 beginning of period                                   1,827           4,529

Cash and cash equivalents, end of period           $   2,952        $  9,071

Cash paid during the period for interest           $   1,029        $  4,370


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

2. Investments in Unconsolidated Joint Ventures

     The Partnership has investments in five unconsolidated joint venture partnerships which own operating investment properties at September 30, 1995. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

     Subsequent to the end of the current quarter, on November 1, 1995, the joint venture which owned the Richmond Park and Richland Terrace Apartments completed a sale of the properties to a third party for $11 million. The Partnership received approximately $10 million from the sale transaction, after closing costs and the co-venture's share of the proceeds. The Partnership used a portion of the net proceeds to repay the $2 million borrowing described in Note 5. Management expects to distribute approximately $5 million of the net proceeds to the Limited Partners and will add the remaining proceeds to its cash reserves. In addition, the joint venture which owns the Treat Commons - Phase II Apartments has entered into an agreement to sell the property to a third party. The Partnership would receive net proceeds of approximately $3 million from the proposed transaction, which would be distributed to the Limited Partners. However, the sale transaction remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. Accordingly, there can be no assurances that this transaction will be consummated.

     Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)

                                    Three Months Ended      Six Months Ended
                                     June 30,                   June 30,
                                   1995       1994        1995         1994

   Rental revenues and
      expense recoveries        $  3,096     $ 2,983     $ 6,162     $ 6,009
   Interest and other income          54          97         182         185
                                   3,150       3,080       6,344       6,194

   Property operating expenses       989         935       1,874       1,795
   Real estate taxes                 694         761       1,388       1,519
   Interest expense                  349          41         725          81


   Depreciation and
    amortization                   1,026         781       1,938       1,554
                                   3,058       2,518       5,925       4,949
   Net income                 $       92    $    562    $    419     $ 1,245

   Net income:
    Partnership's share of
      combined income          $     106    $    532    $    386     $ 1,148
    Co-venturers' share of
      combined income (loss)         (14)         30          33          97
                              $       92    $    562    $    419     $ 1,245

              Reconciliation of Partnership's Share of Operations
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)

                                    Three Months Ended      Six Months Ended
                                         June 30,                 June 30,
                                     1995       1994        1995         1994

   Partnership's share of
     operations,
     as shown above               $  106     $   532    $    386     $ 1,148
   Amortization of excess basis      (20)        (20)        (40)        (40)
   Partnership's share of
    unconsolidated
    ventures' income             $    86     $   512    $    346     $ 1,108


3.  Operating Investment Properties

     At September 30, 1995, the Partnership's balance sheet includes three operating investment properties; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes Shopping Center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

     The following is a combined summary of property operating expenses for the Saratoga Center and EG&G Plaza, the Asbury Commons Apartments and the West Ashley Shoppes Shopping Center for the three and six months ended June 30, 1995 and 1994 (in thousands):


                                    Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   1995       1994        1995         1994

   Property operating expenses:
   Repairs and maintenance      $     89      $   75     $   227     $   223
   Utilities                          47          53          98         102
    Salaries and related costs        47          48          80          90
   Insurance                          15          15          31          29
   Management fees                    36          33          73          71
   Administrative and other           71          56         118         139
                                 $   305      $  280    $    627      $  654




4.Related Party Transactions

     Included in general and administrative expenses for the six months ended September 30, 1995 and 1994 is $132,000 and $131,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the six months ended September 30, 1995 and 1994 is $5,000 and $7,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

     Accounts receivable - affiliates at September 30, 1995 and March 31, 1995 consist of investor servicing fees of $68,000 and $63,000, respectively, due from the TCR Walnut Creek Limited Partnership and $15,000 at both dates due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

5. Notes Payable

      Notes payable on the consolidated balance sheet of the Partnership at September 30, 1995 and March 31, 1995 consist of the following (in thousands):



                                                   September 30      March 31

  9.125% mortgage note payable to an
  insurance company secured by the 625 North
  Michigan Avenue operating investment
  property.  The loan requires monthly
  principal and interest payments of $55
  through maturity on May 1, 1999.  The
  terms of the note were modified effective
  May 31, 1994 (see discussion below).                $9,601          $9,657

  8.75% mortgage note payable to an
  insurance company secured by the Asbury
  Commons operating investment property. The
  loan requires monthly principal and
  interest payments of $58 through maturity
  on October 15, 2001 (see discussion
  below).                                              6,932           6,980

  9.04% mortgage note payable to an
  insurance company secured by the Saratoga
  Center and EG&G Plaza operating investment
  property. The loan requires monthly
  principal and interest payments of $36
  through maturity on January 20, 2002 (see
  discussion below).                                   3,487           3,500



  One year commercial note payable to a bank
  secured by a first priority interest to
  the proceeds from the sale or refinancing
  of the Richland Terrace and Richmond Park
  Apartments.  The note requires monthly
  interest only payments at a variable rate
  of the lender's prime plus 1% through
  maturity on August 2, 1996 (9.75% at
  September 30, 1995) (see discussion below)           2,000               -

                                                 $    22,020         $20,137


      On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bore interest at an effective compounded annual rate of 9.8% and was secured by the 625 North Michigan Avenue Office Building. Payment of all interest was deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. On May 31, 1994 the Partnership executed a modification and extension agreement with the 625 North Michigan lender. The terms of the agreement called for the Partnership to make a principal paydown of $801,000. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date.

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

      On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by TCR Walnut Creek Limited Partnership. The $7.4 million loan is secured by the Treat Commons apartment complex, carries an annual interest rate of 8.54% and matures in 7 years. The loan requires monthly principal and interest payments of $59,786. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $57,575. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan was issued to the Gables joint venture, bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $42,646. On February 9, 1995, the Partnership repaid the remaining portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park joint venture along with additional funds contributed by the Partnership. The $3.5 million loan is secured by the Hacienda Business Park, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $35,620. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700. Legal liability for the repayment of the new mortgage loans secured by the Treat Commons, Gables and Loehmann's Plaza properties rests with the respective unconsolidated joint ventures. Accordingly, these mortgage loan liabilities are recorded on the books of the unconsolidated joint ventures. The Partnership has indemnified TCR Walnut Creek Limited Partnership, Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The net proceeds of these loans were recorded as distributions to the Partnership by the unconsolidated joint ventures.


      In order to have sufficient funds to proceed with a renovation program at one of its joint venture properties, the Partnership secured a one year loan in the amount of $2 million, collateralized by the Partnership's share of the proceeds from a future sale or refinancing of the Richmond Park/Richland Terrace Apartments. Subsequent to the quarter end, on November 1, 1995, the Partnership repaid the note with the proceeds from the sale of Richmond Park/Richland Terrace (see Note 2).

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

              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    As previously reported, the refinancing of the Partnership's zero coupon loans with conventional loans requiring monthly principal and interest payments has significantly reduced the cash flows from the properties to the Partnership. The reduction in cash flows from the properties, combined with expected future capital needs, required management to reduce the quarterly distribution rate from 5.25% per annum to 2% beginning with the payment made on November 15, 1994 for the quarter ended September 30, 1994. The expected future capital needs relate primarily to the ongoing capital requirements of the Partnership's commercial properties, including planned capital alterations, tenant improvements and leasing commissions. As discussed further below, there remains a significant amount of vacant space at the 625 North Michigan and West Ashley commercial properties as of September 30, 1995. In addition, the trend toward corporate downsizing and restructurings that has followed in the wake of the last national recession continues to impact the leasing of office/R&D space in general, resulting in significant tenant turnover and lease modification requests. The Partnership is also currently implementing a major capital improvement program at Loehmann's Plaza. Significant capital will be required to fund these anticipated leasing and capital improvement expenditures.

    During fiscal 1995, the Partnership secured a new tenant, under a seven-year lease, for the vacant 31,000 square foot building at Hacienda Park. The Partnership agreed to pay for the tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease totalled approximately $630,000. During the first quarter of fiscal 1996, the Partnership leased an additional 10,808 square foot space to this same tenant. As a result, the Hacienda Park investment property, which was 89% leased as of March 31, 1995, had improved to 95% leased at September 30, 1995. At Loehmann's Plaza, management plans to invest a total of approximately $2 million to complete a major capital enhancement and repositioning program which will be substantially completed within the next 6 months. The improvement program is necessary in order for the property to remain competitive in its market. As part of the repositioning program, management believed it would significantly enhance the value of the shopping center to replace the property's anchor tenant, Loehmann's, which occupies 15,000 square feet or approximately 10% of the property's net leasable area. Loehmann's, which is no longer a prominent retailer in the Kansas City area, was not serving as a major draw for the center and was paying a substantially below market lease rates. Subsequent to the end of the current quarter, on November 7, 1995, the Partnership completed the negotiation of an agreement whereby Loehamann's consented to terminate its lease, vacate the property and relinquish control of its space to the Partnership in return for a payment of $75,000. Management is already actively negotiating with two prominent national credit tenants for the entire Loehamann's space. A lease with either of these two prospects would greatly enhance the position of the property in its marketplace, resulting in increased cash flow and an improved ability to lease vacant shop space. Tenant improvement costs to lease the Loehmann's space is likely to be significant and would be in addition to the $2 million referred to above. A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza is expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of the $4 million loan secured by the property which was obtained in February 1995. Funds may be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements have not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal.
In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. The remainder of the funds required to pay for the improvement program and re-leasing costs at Loehamann's Plaza will be provided by the proceeds retained by the Partnership from the sale transaction discussed further below.

    A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near term. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. Management is currently negotiating with a strong national retailer to take approximately half of the old Children's Palace space. Such negotiations are in the preliminary stages. West Ashley's other major anchor tenant, Phar-Mor, has recently emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code. While Phar-Mor has closed a number of its locations nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes is reported to have strong retail sales. As a result, management is optimistic that its continued operation is likely.
Capital improvement and leasing costs at 625 North Michigan totalled $1.2 million in calendar 1994 and are expected to continue to be significant for the foreseeable future due to the size and age of the building, the large number of leases and the extremely competitive conditions which exist in the market for downtown Chicago office space.

    In light of the expected future capital needs for the Partnership's commercial properties, as discussed above, and given the use of cash reserves required to complete the fiscal 1995 refinancing and leasing transactions, management has examined alternative sources of the additional liquidity which is expected to be required by the Partnership. The primary options for generating liquidity would be to complete the sales of certain assets, to engage in additional borrowing activities and/or to further reduce the Partnership's distribution rate. As discussed further below, the Partnership has identified certain properties as favorable candidates for potential sales transactions. In addition to the targeted sale transactions, management has determined that it will be necessary to reduce the Partnership's distribution rate from its present level of 2% on remaining invested capital to 1% effective for the payment to be made on February 15, 1996 for the quarter ending December 31, 1995. Distributions are expected to remain at this level until the leasing status of the commercial properties has been stabilized. In order to have sufficient funds to proceed with the Loehmann's Plaza renovation program discussed further above, management also secured a short term loan in the amount of $2 million. The note which was obtained in August 1995 had an August 2, 1996 maturity date and required monthly interest-only payments at a variable interest rate of the lender's prime plus one percent. Subsequent to the quarter end, on November 1, 1995, the Partnership repaid this note with the proceeds from the sale transaction discussed below.


    The market for multi-family residential properties throughout the country continues to show signs of improvement, as the lack of significant new construction of multi-family housing over the past 2-to-3 years has allowed the oversupply which existed in most markets to be absorbed. The results of the improving market supply and demand characteristics have been a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. Management expects to continue to see improvement in this market segment in the near term and has examined the Partnership's four apartment properties to identify whether a current sale of one or more of these properties may be in the Partnership's best interests. Based on such analysis, the Richmond Park/Richland Terrace and Treat Commons II properties were determined to be the best candidates for a current sale. In the case of Richmond Park and Richland Terrace, the economic growth in the Portland, Oregon area has been among the best in the country for some time. Such results may lead to increased levels of development activity which could limit the current favorable trends in the market for existing apartment properties. Accordingly, management believed that the market value of Richmond Park and Richland Terrace was at or near its peak for the current market cycle and began to actively market the property for sale in fiscal 1995. During the quarter ended September 30, 1995, the Partnership signed a letter of intent to sell the Portland properties to a third-party for $11 million. Subsequent to the quarter end, on November 1, 1995, the Partnership completed this sale of the Richmond Park and Richland Terrace properties and received net sale proceeds of approximately $8 million after deducting closing costs, the co-venture partner's share of the proceeds and repayment of the $2 million short term note discussed above. The Partnership expects to distribute approximately $5 million of this amount, or approximately $37 per original $1,000 investment, in a Special Distribution to be made by December 31, 1995. The remaining sale proceeds will be retained by the Partnership to be used for the capital needs of its commercial properties.

    In the case of Treat Commons, the Partnership owns Phase II of a 2-phase development. During fiscal 1995, management learned that the owner of Phase I had decided to market the property for sale. Management believes there may be advantages to a joint marketing effort of both phases which could maximize the potential proceeds to the Partnership from a sale of Treat Commons. If Phase I were sold separately in the near future to a buyer with a long-term planned holding period, the Partnership may not have the opportunity to market its property jointly with Phase I. Accordingly, management has been working with the Phase I owner to actively market the property for sale during fiscal 1996. Subsequent to the quarter end, management, together with the Phase I owner, reached an agreement with a prospective purchaser of Treat Commons. If the proposed sale were to close, the Partnership would expect to receive net proceeds of approximately $3 million, after the payment of the balance of the mortgage loan encumbering the property and customary closing costs. Management would expect to distribute such net proceeds to the Limited Partners. However, the sale transaction remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. Accordingly, there are no assurances that the Partnership will complete this sale transaction.

    At September 30, 1995, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $2,952,000. The balance of such cash and cash equivalents amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995

    The Partnership reported a net loss of $216,000 for the three months ended September 30, 1995, as compared to a net loss of $207,000 for the same period in the prior year. This increase in net loss was the result of a decrease in the Partnership's share of unconsolidated ventures' income of $426,000 which was almost entirely offset by a decrease in the Partnership's operating loss of $415,000. These offsetting changes in unconsolidated ventures' results and the Partnership's operating loss reflect a change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties. As more fully discussed in the Partnership's Annual Report, the Partnership refinanced the majority of the zero coupon loans, which had been issued directly to the Partnership, with the proceeds of new loans obtained by the respective joint ventures. This caused a change in the entity reporting the interest expense from the Partnership to the joint ventures. As a result, the interest expense component of operating loss on the Partnership's consolidated statements of operations declined significantly in the current period. However, this decrease was offset by a reduction in the Partnership's share of income from its unconsolidated joint ventures due to the recognition of interest expense by the unconsolidated ventures on the new borrowings in the current period. Overall, interest costs have declined slightly as a result of the refinancings as the new loans were obtained with lower interest rates than the prior zero coupon loans. The Partnership's operating loss prior to the effect of the change in interest expense decreased by $40,000 primarily due to increases in rental revenues at the consolidated Asbury Commons and Hacienda Park joint ventures for the current three-month period. Rental income at Asbury Commons increased by $49,000 over the prior period primarily due to increases in rental rates at the property over the past year made possible by the strong Atlanta market. Rental income at Hacienda Park increased by $47,000 for the current three-month period mainly due to the leasing activity referred to above. The increases in rental income were partially offset by increases in real estate taxes and Partnership general and administrative expenses of $36,000 and $32,000, respectively, for the current three-month period.

   The Partnership's share of unconsolidated ventures' income prior to the effect of the change in interest expense described above decreased by $131,000 for the three months ended September 30, 1995 primarily due to an increase in combined depreciation and amortization expense, which was partially offset by an increase in combined rental income. Depreciation and amortization expense increased by $245,000 mainly due to an acceleration of the depreciation rate at 625 North Michigan and additional capital improvements made to the Loehmann's Plaza property during the past year. Rental income increased by $114,000 over the prior period mainly due to increased occupancy at 625 North Michigan and an increase in occupancy and rental rates at Richmond Gables.

Six Months Ended September 30, 1995


    The Partnership reported a net loss of $229,000 for the six months ended September 30, 1995, as compared to a net loss of $442,000 for the same period in the prior year. This decrease in net loss resulted from a decrease in operating loss of $975,000, which was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income of $762,000. As discussed above in the results for the three months ended September 30, 1995, the major reasons for these offsetting changes are the change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties and the lower interest rates on the refinanced loans. The Partnership's operating loss prior to the effect of the change in interest expense decreased by $193,000 for the six months ended September 30, 1995 primarily due to increases in rental revenues at the consolidated Asbury Commons and Hacienda Park joint ventures. Rental income at Asbury Commons increased by $118,000 over the prior period primarily due to increases in rental rates at the property over the past year made possible by the strong Atlanta market. Rental income at Hacienda Park increased by $70,000 for the current six-month period mainly due to the leasing activity referred to above.

   The Partnership's share of unconsolidated ventures' income prior to the effect of the change in interest expense described above decreased by $118,000 for the six months ended September 30, 1995 primarily due to increases in combined depreciation and amortization and property operating expenses, which were partially offset by increases in combined rental income. Depreciation and amortization expense increased by $370,000 mainly due to an acceleration of the depreciation rate at 625 North Michigan and additional capital improvements made to the Loehmann's Plaza property during the past year. Property operating expenses increased by $122,000 for the current six-month period due in part to additional repairs and maintenance costs incurred at the 625 North Michigan property to seal and repair a portion of the building's facade. Property operating expenses also increased due to additional expenses incurred at Richland Terrace and Richmond Park to prepare the property for sale in the current year. Rental income increased by $43,000 over the prior period mainly due to increased occupancy at 625 North Michigan and increased rental rates at Richmond Gables.




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





Dated:  November 13, 1995