Form 10-Q
period 1995-12-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1996-02-14
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                         CONSOLIDATED BALANCE SHEETS
               December 31, 1995 and March 31, 1995 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                  December 31      March  31

Operating investment properties:
   Land                                           $    8,808       $    8,808
   Building and improvements                          41,287           40,975
                                                  ----------       ----------
                                                      50,095           49,783
   Less accumulated depreciation                     (10,022)          (8,895)
                                                  ----------       ----------
                                                      40,073           40,888

Investments in unconsolidated joint
 ventures, at equity                                  25,887           39,887
Cash and cash equivalents                              8,893            1,827
Escrowed cash                                            249               57
Accounts receivable                                      185              192
Accounts receivable - affiliates                          85               15
Prepaid expenses                                          29               28
Deferred rent receivable                                 704              476
Deferred expenses, net                                   683              778
                                                  ----------       ----------
                                                   $  76,788        $  84,148
                                                   =========        =========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      617        $     434
Net advances from consolidated ventures                  194               29
Tenant security deposits                                  95              103
Other liabilities                                        349              348
Bonds payable                                          2,458            2,498
Notes payable                                         19,961           20,137
Partners' capital                                     53,114           60,599
                                                  ----------        ---------
                                                  $   76,788        $  84,148
                                                  ==========        =========
















                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1995 and 1994 (Unaudited)
                     (In thousands, except per Unit data)

                                      Three Months Ended      Nine Months Ended
                                        December 31,           December 31,
                                      1995      1994          1995      1994
                                      ----      ----          ----      ----

Revenues:
   Rental income and expense
     reimbursements               $  1,166   $    925     $  3,432   $  2,980
   Interest and other income           166         83          284        193
                                  --------   --------     --------   --------
                                     1,332      1,008        3,716      3,173
Expenses:
   Property operating expenses         381        328        1,008        982
   Depreciation and amortization       409        445        1,206      1,211
   Interest expense                    557        647        1,580      2,452
   General and administrative          245        231          573        549
   Real estate taxes                   113        137          350        361
                                  --------   --------     --------   --------
                                     1,705      1,788        4,717      5,555
                                  --------   --------     --------   --------
Operating loss                        (373)      (780)      (1,001)    (2,382)

Investment income:
   Interest income on notes
    receivable from
    unconsolidated ventures            27         28           80         80
   Partnership's share of
    unconsolidated
    ventures' income                  121        552          467      1,660
                                  --------   --------     --------   --------

Net loss                         $   (225)   $  (200)     $  (454)   $  (642)
                                 =========   ========    =========   ========

Net loss per 1,000 Limited
  Partnership Units                $(1.65)    $(1.47)      $(3.34)   $  (4.73)
                                   ======     ======       ======    ========

Cash distributions per 1,000 Limited
  Partnership Units                $42.72      $4.72       $52.16     $ 29.48
                                   ======      =====       ======     =======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.













                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
       For the nine months ended December 31, 1995 and 1994 (Unaudited)
                                (In thousands)

                                                   General          Limited
                                                   Partners         Partners

Balance at March 31, 1994                        $   (478)        $  66,025
Cash distributions                                    (40)           (3,963)
Net loss                                               (7)             (635)
                                                 --------         ---------
Balance at December 31, 1994                     $   (525)        $  61,427
                                                 ========         =========

Balance at March 31, 1995                        $   (527)        $  61,126
Cash distributions                                    (19)           (7,012)
Net loss                                               (5)             (449)
                                                 --------         ---------
Balance at December 31, 1995                     $   (551)        $  53,665
                                                 ========         =========

































                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
 For the nine  months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                         1995            1994
                                                         ----            ----
Cash flows from operating activities:
   Net loss                                       $     (454)      $     (642)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Partnership's share of unconsolidated
       ventures' income                                 (467)          (1,660)
     Interest expense on zero coupon loans                 -            1,467
     Depreciation and amortization                     1,206            1,370
     Amortization of deferred financings costs            28                -
      Changes in assets and liabilities:
      Escrowed cash                                     (192)             (97)
      Accounts receivable                                  7               31
      Accounts receivable - affiliates                   (70)              (7)
      Deferred rent receivable                          (228)              65
      Deferred expenses and other assets                  53              (29)
      Prepaid expenses                                    (1)             (15)
      Accounts payable and accrued expenses              183              291
      Advances from consolidated ventures                165             (329)
      Tenant security deposits                            (8)              (5)
      Other liabilities                                    1                -
                                                     -------         --------
        Total adjustments                                677            1,082
                                                     -------         --------
        Net cash provided by operating activities        223              440
                                                     -------         --------

Cash flows from investing activities:
   Distributions from unconsolidated ventures         15,868           15,207
   Additional investments in unconsolidated ventures  (1,401)            (894)
   Payment of leasing commissions                        (65)            (299)
   Additions to operating investment properties         (312)             (59)
                                                     -------         --------
        Net cash provided by investing activities     14,090           13,955
                                                   ---------        ---------

Cash flows from financing activities:
   Distributions to partners                          (7,031)          (4,003)
   Proceeds from issuance of loans                     2,000            7,000
   Payment of deferred financing costs                     -             (260)
   Repayments of principal on notes payable           (2,176)         (18,233)
   Repayment of principal on bonds payable               (40)             (32)
                                                     -------         --------
        Net cash used for financing activities        (7,247)         (15,528)
                                                     -------         --------

Net increase (decrease) in cash and cash equivalents   7,066           (1,133)

Cash and cash equivalents, beginning of period         1,827            4,529
                                                     -------         --------

Cash and cash equivalents, end of period             $ 8,893         $  3,396
                                                     =======         ========

Cash paid during the period for interest             $ 1,553         $ 10,990
                                                     =======         ========

                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


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

2. Related Party Transactions

      Included in general and administrative expenses for the nine months ended December 31, 1995 and 1994 is $195,000 and $199,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended December 31, 1995 and 1994 is $4,000 and $8,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

      Accounts receivable - affiliates at December 31, 1995 and March 31, 1995 consist of investor servicing fees of $70,000 and $63,000, respectively, due from the TCR Walnut Creek Limited Partnership and $15,000 at both dates due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

3.  Investments in Unconsolidated Joint Ventures

      As of December 31,1995, the Partnership has investments in three unconsolidated joint venture partnerships (five at December 31,1994) which own operating investment properties as described further in the Partnership's Annual Report. On November 1, 1995, the joint venture which owned the Richmond Park and Richland Terrace Apartments sold the properties to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of the $2 million borrowing described in
    Note 5. The Partnership distributed approximately $5.1 million of these net proceeds to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership for the capital needs of the Partnership's commercial properties. In addition, on December 29, 1995 the joint venture which owned the Treat Commons II Apartments sold the property to a third party for approximately $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. Management plans to distribute approximately $3.1 million of these net sale proceeds to the Limited Partners in a Special Distribution to be made on February 15, 1996. The remaining sale proceeds of approximately $1 million will be retained by the Partnership for potential reinvestment in the Loehmann's Plaza property, where a significant renovation and re-leasing program is currently underway.

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

                    Condensed Combined Summary of Operations
 For the three and nine months ended September 30, 1995 and 1994 (in thousands)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    1995        1994        1995        1994
                                    ----        ----        ----        ----
   Rental revenues and
      expense recoveries           $3,200      $3,200      $9,362      $9,209
   Interest and other income           36         102         218         287
                                  -------      ------      ------      ------
                                    3,236       3,302       9,580       9,496

   Property operating expenses      1,044       1,008       2,918       2,803
   Real estate taxes                  706         770       2,094       2,289
   Interest expense                   383          43       1,108         124
   Depreciation and amortization      959         832       2,897       2,386
                                 --------     ------      -------      ------
                                    3,092       2,653       9,017       7,602
                                 --------     -------     -------      ------
   Net income                    $    144     $   649     $   563      $1,894
                                 ========     =======     =======      ======


                                 Three Months Ended       Nine Months Ended
                                    September 30,          September 30,
                                  1995        1994        1995        1994
                                  ----        ----        ----        ----
   Net income:
     Partnership's share of
       combined income          $     141   $     572    $    527    $  1,720
     Co-venturers' share of
       combined income                  3          77          36         174
                                ---------   ---------    --------    --------
                                $     144   $     649    $    563    $  1,894
                                =========   =========    ========    ========

             Reconciliation  of Partnership's  Share of Operations
         For the three and nine months ended September 30, 1995 and 1994
                                (in thousands)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    1995        1994        1995        1994
                                    ----        ----        ----        ----

   Partnership's share of
     operations,
     as shown above             $   141     $   572       $   527    $  1,720
   Amortization of excess basis     (20)        (20)          (60)        (60)
                                -------     -------      --------    --------
   Partnership's share of
     unconsolidated
     ventures' income           $   121     $   552       $   467    $  1,660
                                =======     =======       =======    ========

4.  Operating Investment Properties

    At December 31, 1995, the Partnership's balance sheet includes three operating investment properties; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes Shopping Center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and West Ashley Shoppes Shopping Center for the three and nine months ended September 30, 1995 and 1994 (in thousands):

                                    Three Months Ended      Nine Months Ended
                                      September 30,            September 30,
                                    1995        1994        1995        1994
                                    ----        ----        ----        ----
    Property operating expenses:
      Repairs and maintenance     $   158     $   102     $   385      $  325
      Utilities                        52          69         150         171
      Salaries and related costs       48          46         128         136
      Insurance                        17          16          48          45
      Management fees                  38          35         111         106
      Administrative and other         68          60         186         199
                                  -------     -------      ------      ------
                                  $   381     $   328      $1,008      $  982
                                  =======     =======      ======      ======

5.   Notes Payable

        Notes payable on the consolidated balance sheet of the Partnership at December 31, 1995 and March 31, 1995 consist of the following (in thousands):

                                                    December 31      March 31

   9.125% mortgage note payable to an
   insurance company secured by the 625 North
   Michigan Avenue  operating  investment
   property.  The loan requires  monthly
   principal and interest  payments of $55
   through  maturity on May 1, 1999. The
   terms of the note were modified effective
   May 31, 1994 (see discussion below).                $9,572           $9,657

   8.75%  mortgage  note payable to an
   insurance  company  secured by the Asbury
   Commons operating  investment  property.
   The loan requires monthly principal
   and interest payments of $58 through
   maturity on October 15, 2001
   (see discussion below).                             6,911            6,980

   9.04% mortgage note payable to an
   insurance  company  secured by the Saratoga
   Center  and EG&G  Plaza  operating
   investment  property.  The loan  requires
   monthly  principal and interest
   payments of $36 through  maturity on January
   20, 2002 (see   discussion below).                  3,478            3,500
                                                    --------         --------

                                                     $19,961          $20,137
                                                     =======          =======
          On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bore interest at an effective compounded annual rate of 9.8% and was secured by the 625 North Michigan Avenue Office Building. Payment of all interest was deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. On May 31, 1994 the Partnership executed a modification and extension agreement with the 625 North Michigan lender. The terms of the agreement called for the Partnership to make a principal paydown of $801,000. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date.

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

      In August 1995, in order to have sufficient funds to proceed with a renovation program at one of its joint venture properties, the Partnership secured a one year loan in the amount of $2 million, collateralized by the Partnership's share of the proceeds from a future sale or refinancing of the Richmond Park/Richland Terrace Apartments. The note required monthly interest-only payments at a variable rate of the lender's prime plus 1% through the scheduled maturity date of August 2, 1996. On November 1, 1995, the Partnership repaid the note with the proceeds from the sale of Richmond Park/Richland Terrace (see Note 3).

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

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As previously reported, in light of the current strength of the national real estate market with respect to multi-family apartment properties, management had examined the Partnership's four apartment properties to identify whether a current sale of one or more of these properties might be in the Partnership's best interests. Based on such analysis, the Richmond Park/Richland Terrace and Treat Commons II properties were determined to be the best candidates for a current sale. In the case of Richmond Park and Richland Terrace, the economic growth in the Portland, Oregon area has been among the best in the country for some time. Such results may lead to increased levels of development activity which could limit the current favorable trends in the market for existing apartment properties. Accordingly, management believed that the market value of Richmond Park and Richland Terrace was at or near its peak for the current market cycle and began to actively market the property for sale in fiscal 1995. On November 1, 1995, the Partnership sold the Richmond Park and Richland Terrace properties to a third party for $11 million. The Partnership received net sale proceeds of approximately $8 million after deducting closing costs, the co-venture partner's share of the proceeds and repayment of the $2 million short-term note discussed further below. The Partnership distributed approximately $5.1 million of this amount, or $38 per original $1,000 investment, to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership to be used for the capital needs of its commercial properties.

     In the case of Treat Commons, the Partnership owned Phase II of a 2-phase development. During fiscal 1995, management learned that the owner of Phase I had decided to market the property for sale. Management believed there were advantages to a joint marketing effort of both phases which could maximize the sale proceeds to the Partnership and began working with the Phase I owner to actively market the property for sale during fiscal 1996. On December 29, 1995, the Partnership sold the Treat Commons II Apartments to a third party for approximately $12.1 million. The Partnership received net sale proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note on the property of approximately $7.3 million. Management plans to distribute approximately $3.1 million of this amount, or $23 per original $1,000 investment, to the Limited Partners in a Special Distribution to be made on February 15, 1996. The remaining sale proceeds of approximately $1 million will be retained by the Partnership for potential reinvestment in the Loehamann's Plaza property, where a significant renovation and re-leasing program is currently underway, as discussed further below. If these funds are not needed for use at Loehmann's Plaza, management will likely distribute them to the Limited Partners sometime during fiscal 1997.

     As a result of the reduction in Partnership cash flow resulting from the fiscal 1996 sale transactions described above, management determined that it would be necessary to reduce the Partnership's distribution rate from its level of 2% on remaining invested capital to 1% effective for the payment to be made on February 15, 1996 for the quarter ended December 31, 1995. Distributions are expected to remain at this level until the leasing status of the commercial properties has been stabilized.

     During fiscal 1995, the Partnership secured a new tenant, under a seven-year lease, for the vacant 31,000 square foot building at Hacienda Park. The Partnership agreed to pay for the tenant improvement costs to modify this space to the needs of the new tenant. Tenant improvements and leasing commissions related to this lease totalled approximately $630,000. During the first quarter of fiscal 1996, the Partnership leased an additional 10,808 square foot space to this same tenant. During the current quarter, the Partnership leased the remaining 10,027 square feet of available space at Hacienda Park to an existing tenant. In addition, a 31,000 square foot tenant executed a 5-year renewal of its lease obligation, which was due to expire in March 1996. As a result of these developments, the Hacienda Park investment property, which was 89% leased as of March 31, 1995, was fully leased as of December 31, 1995. At Loehmann's Plaza, management is in the process of completing a major capital enhancement and repositioning program which is scheduled for completion in the spring of 1996. The improvement program, which is expected to cost a total of $2 million, is necessary in order for the property to remain competitive in its market. As part of the repositioning program, management believed it would significantly enhance the value of the shopping center to replace the property's anchor tenant, Loehmann's, which occupied 15,000 square feet, or approximately 10%, of the property's net leasable area. Loehmann's, which is no longer a prominent retailer in the Kansas City area, was not serving as a major draw for the center and was paying a substantially below market lease rate. On November 7, 1995, the Partnership completed the negotiation of an agreement whereby Loehamann's consented to terminate its lease, vacate the property and relinquish control of its space to the Partnership in return for a payment of $75,000. Subsequent to the termination of the Loehamann's lease, the property was 76% leased. Management is currently in discussions with a number of potential replacement national credit anchor tenants for the entire Loehamann's space. A lease with a national credit anchor tenant would greatly enhance the position of the property in its marketplace, resulting in increased cash flow and an improved ability to lease vacant shop space. Tenant improvement costs to lease the Loehmann's space are likely to be significant and would be in addition to the $2 million referred to above. A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza is expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of the $4 million loan secured by the property which was obtained in February 1995. Funds may be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements have not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. In order to have sufficient funds to proceed with the Loehmann's Plaza renovation program prior to the sale of the Richmond Park and Richland Terrace properties, management had secured a short term loan in the amount of $2 million. The note which was obtained in August 1995 had an August 2, 1996 maturity date and required monthly interest-only payments at a variable interest rate of the lender's prime plus one percent. On November 1, 1995, the Partnership repaid this note with the proceeds from the sale transaction discussed above. The remainder of the funds required to pay for the improvement program and re-leasing costs at Loehmann's Plaza will be provided by the proceeds retained by the Partnership from the sale of the Richmond Park, Richland Terrace and Treat Commons II properties.

     A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant anchor tenant space at West Ashley Shoppes in the near term. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. Although the negotiations with a strong national retailer to occupy approximately one-half of the old Children's Palace space did not materialize, management is encouraged by the improving economic conditions in the Charleston market and is optimistic that a national credit tenant will be identified to lease the vacant anchor tenant space at West Ashley Shoppes. West Ashley's other major anchor tenant, Phar-Mor, has recently emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code. While Phar-Mor has closed a number of its stores nationwide as part of its bankruptcy reorganization, the Phar-Mor drugstore at West Ashley Shoppes will remain in operation as expected. Capital improvement and leasing costs at 625 North Michigan are expected to continue to be significant for the foreseeable future due to the size and age of the building, the large number of leases and the competitive conditions which exist in the market for downtown Chicago office space. The renovation of the building's facade is expected to be completed during calendar 1996.

     At December 31, 1995, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $8,893,000. Such cash and cash equivalents includes the $41. million net proceeds from the sale of Treat Commons in December 1995. As discussed further above, $3.1 million of such proceeds will be distributed to the Limited Partners in February 1996, and the balance will be retained initially for potential use as part of the Loehmann's Plaza renovation program. The balance of such cash and cash equivalents amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1995

     The Partnership reported a net loss of $225,000 for the three months ended December 31, 1995, as compared to a net loss of $200,000 for the same period in the prior year. This increase in net loss was the result of a decrease in the Partnership's share of unconsolidated ventures' income of $431,000 which was almost entirely offset by a decrease in the Partnership's operating loss of $407,000. These offsetting changes in unconsolidated ventures' results and the Partnership's operating loss reflect a change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties. As more fully discussed in the Partnership's Annual Report, the Partnership refinanced the majority of the zero coupon loans, which had been issued directly to the Partnership, with the proceeds of new loans obtained by the respective joint ventures. This caused a change in the entity reporting the interest expense from the Partnership to the joint ventures. As a result, the interest expense component of operating loss on the Partnership's consolidated statements of operations declined by $90,000 in the current three-month period despite the additional interest expense incurred during the current quarter on the $2,000,000 temporary borrowing described above. However, this decrease was offset by a reduction in the Partnership's share of income from its unconsolidated joint ventures in the current period due to the recognition of interest expense by the unconsolidated ventures on the new borrowings. Overall, interest costs on the outstanding mortgage loans have declined slightly as a result of the refinancings because the new loans were obtained with lower interest rates than the prior zero coupon loans. The
Partnership's operating loss, prior to the effect of the change in interest expense, decreased by $317,000 primarily due to increases in rental revenues at the consolidated Asbury Commons and Hacienda Park joint ventures for the current three-month period and as well as increases in interest income. Rental revenues at Asbury Commons increased by $71,000 over the same period in the prior year primarily due to increases in rental rates at the property over the past year made possible by the strong Atlanta market. Rental income at Hacienda Park increased by $193,000 for the current three-month period mainly due to the leasing activity referred to above. Interest income increased due to the higher average cash balances resulting from the receipt of the Richmond/Richland sale proceeds.

    The Partnership's share of unconsolidated ventures' income, prior to the effect of the change in interest expense described above, decreased by $91,000 for the nine months ended December 31, 1995 primarily due to an increase in combined depreciation and amortization expense. Depreciation and amortization expense increased by $127,000 mainly due to an acceleration of the depreciation rate at 625 North Michigan and additional capital improvements made to the Loehmann's Plaza property during the past year.

Nine Months Ended December 31, 1995

     The Partnership reported a net loss of $454,000 for the nine months ended December 31, 1995, as compared to a net loss of $642,000 for the same period in the prior year. This decrease in net loss for the current nine-month period resulted from a decrease in operating loss of $1,381,000, which was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income of $1,193,000. As discussed above in the results for the three months ended December 31, 1995, the major reasons for these offsetting changes are the change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties and improvement in rental revenues at the consolidated Asbury Commons and Hacienda Park joint ventures. The Partnership's operating loss, prior to the effect of the change in interest expense, decreased by $509,000 for the nine months ended December 31, 1995 primarily due to increases in rental revenues at Asbury Commons and Hacienda Park. Revenues at the Asbury Commons Apartments increased by $211,000 over the prior period primarily due to increases in rental rates at the property over the past year made possible by the strong Atlanta market. Rental income at Hacienda Park increased by $263,000 for the current nine-month period mainly due to the leasing activity referred to above. In addition to the increase in rental revenues from the consolidated properties, interest income increased by $91,000 in the current period mainly due to an increase in the average outstanding balance of the Partnership's cash reserves.

    The Partnership's share of unconsolidated ventures' income, prior to the effect of the change in interest expense described above, decreased by $209,000 for the nine months ended December 31, 1995 primarily due to increases in combined depreciation and amortization and property operating expenses, which were partially offset by increases in combined rental income and a decrease in real estate tax expense. Depreciation and amortization expense increased by $511,000 mainly due to an acceleration of the depreciation rate at 625 North
Michigan and additional capital improvements made to the Loehmann's Plaza property during the past year. Property operating expenses increased by $115,000 for the current nine-month period due in part to additional repairs and maintenance costs incurred at the 625 North Michigan property to seal and repair a portion of the building's facade. Property operating expenses also increased due to additional expenses incurred at Richland Terrace, Richmond Park and Treat Commons II to prepare the properties for sale in the current year. Rental income increased by $153,000 over the prior period mainly due to increased occupancy at 625 North Michigan and Treat Commons II as well as increased rental rates at Richmond Gables.

                                     PART II

                                Other Information

Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Equity Partners, Inc. and Properties Associates 1986, L.P. ("PA1986"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Equity Partners Two Limited Partnership, PaineWebber, Second Equity Partners, Inc. and PA1986
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Equity Partners Two Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Second Equity Partners, Inc. and PA1986 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second Equity Partners, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Equity Partners Two Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second Equity Partners, Inc., PA1986 and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

Item 2. through 5.  NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b)  Reports on Form 8-K:

     On November 16, 1995 a Current Report on Form 8-K was filed by the registrant reporting the November 1, 1995 sale of the joint venture which owned the Richmond Park and Richland Terrace Apartments.

     On January 16, 1996 a Current Report on Form 8-K was filed by the registrant reporting the December 29, 1995 sale of the joint venture which owned the Treat Commons Phase II Apartments

                   PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP


                                   SIGNATURES

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


                                    PAINEWEBBER EQUITY PARTNERS TWO
                                          LIMITED PARTNERSHIP


                                    By:  Second Equity Partners, Inc.
                                         Managing General Partner



                                    By:  /s/Walter V. Arnold
                                         Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer






Dated:  February 13, 1996