Form 10-K405
period 1996-03-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1996-07-01
CIK 793973

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: MARCH 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                             Form  10-K Reference
Prospectus of registrant dated                              Part IV
July 21, 1986, as supplemented

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                    Page

Item    1      Business                                                   I-1

Item    2      Properties                                                 I-3

Item    3      Legal Proceedings                                          I-4

Item    4      Submission of Matters to a Vote of Security Holders        I-5

PART II

Item    5      Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters           II-1

Item    6      Selected Financial Data                                   II-1

Item    7      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     II-2

Item    8      Financial Statements and Supplementary Data               II-7

Item    9      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 II-7

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
                 on Form 8-K                                           IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                       F-1 to F-52

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

    As  of  March  31,  1996  the  Partnership  owned,   through  joint  venture
partnership, interests in the operating properties set forth in the following table:

Name of Joint Venture                        Date of
Name and Type of Property                    Acquisition    Type of
Location                      Size           of Interest    Ownership (1)
- -------------------------    --------       ------------    ------------------

Chicago-625 Partnership      .38 acres;      12/16/86      Fee ownership of land
625 North Michigan Avenue    324,829 net                   and improvements
Office Tower                 leasable                      (through joint
Chicago, Illinois            square feet                   venture)

Richmond Gables Associates   15.55 acres;   9/1/87         Fee ownership of land
The Gables at Erin Shades    224 units                     and improvements
 Apartments                                                (through  joint
Richmond, Virginia                                         venture)

Daniel/Metcalf Associates    19 acres;      9/30/87        Fee ownership of land
  Partnership                142,363 net                   and improvements
Loehmann's Plaza Shopping    leasable                      (through joint
 Center                      square feet                   venture)
Overland Park, Kansas

Hacienda Park Associates     12.6 acres;    2/24/87        Fee ownership of land
Saratoga Center & EG&G Plaza 184,905 net                   and improvements
Office Buildings             leasable                      (through joint
Pleasanton, California       square feet                   venture)

West Ashley Shoppes          17.25 acres;   3/10/88        Fee ownership of land
  Associates                 134,406 net                   and improvements
West Ashley Shoppes          leasable                      (through joint
Charleston, South Carolina   square feet                   venture)

Atlanta Asbury Partnership   5.87 acres;     4/7/88        Fee ownership of land
Asbury Commons Apartments    204 units                     and improvements
Atlanta, GA                                                (through joint
                                                           venture)

(1) See Notes to the Financial Statements of the Registrant filed with this Annual Report for a description of the agreements through which the Partnership has acquired these real estate investments.

     Originally, the Partnership had interests in ten joint venture partnerships, two of which have since been liquidated through sale transactions with two additional joint ventures in the final phases of liquidation following the sales of their operating investment properties in fiscal 1996. On November 2, 1995, the joint venture which owned the Richmond Park Apartments and Richland Terrace Apartments sold the properties to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million loan which encumbered the property. In addition, on December 29, 1995 the joint venture which owned the Treat Commons II Apartments sold the property to a third party for approximately $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. On May 31, 1990, the joint venture that owned the Highland Village Apartments sold the property at a gross sales price of $8.5 million. Net proceeds from the sale were split between the Partnership and its co-venture partner, with the Partnership receiving approximately $7.7 million. As a result of these sale transactions, the Partnership no longer owns any interest in the Richmond Park Apartments, Richland Terrace Apartments, Treat Commons II Apartments and Highland Village Apartments. Also, on November 29, 1989, the Partnership entered into an agreement with Awbrey's Road II Associates Limited Partnership (ARA) to sell the rights to its interest in Ballston Place Phase II Associates which was to own and operate Ballston Place - Phase II, an apartment complex in Arlington, Virginia. The Partnership received the return of $9 million which had been funded into escrow during the construction phase of the project. In addition, the Partnership received certain other compensation in connection with this transaction. As a result, the Partnership has no remaining interest in the Ballston Place property.

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

     Through March 31, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $82,377,000, or $642 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $38 per original $1,000 investment from the sale of the Richland Terrace Apartments and Richmond Park Apartments in November 1995, $23 per original $1,000 investment from the sale of the Treat Commons II Apartments in December 1995 and $57 per $1,000 investment from the sale of the Highland Village Apartments in May 1990. The proceeds of the Ballston Place transaction described above were retained by the Partnership to pay down debt and to bolster reserves in light of expected future capital needs. The remaining cash distributions have been from net rental income, and a substantial portion of such distributions has been sheltered from current federal income tax liability. As a result of the reduction in Partnership cash flow resulting from the fiscal 1996 sale transactions described above, the Partnership reduced the annualized distribution rate from 2% to 1% effective for the payment made on February 15, 1996 for the quarter ended December 31, 1995. As of March 31, 1996, the Partnership was paying regular quarterly distributions at a rate of 1% per annum on remaining invested capital of $905 per original $1,000 investment. In addition, the Partnership retains its ownership interest in six of its ten original investment properties.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments, which comprise 73% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. As of March 31, 1996, the Partnership's portfolio of real estate investments consists of two retail shopping centers, two office/R&D properties and two multi-family apartment complexes. While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. The market for multi-family residential properties in most markets throughout the country continued its trend of gradual improvement during fiscal 1996, as the ongoing absence of significant new construction activity further improved upon the supply and demand characteristics facing existing properties. Management's plans are presently to hold the majority of the remaining investment properties for long-term investment purposes and to direct the management of the operations of the properties to maximize their long-term values.

     All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The Partnership's shopping centers and office/R&D buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

     As of March 31, 1996, the Partnership had interests in six operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

     Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                       Percent Occupied At
                               ----------------------------------------------
                                                                       Fiscal
                                                                        1996
                                 6/30/95  9/30/95  12/31/95  3/31/96   Average
                                 -------  -------  --------  -------   -------

625 North Michigan Avenue         88%       90%       88%      89%       89%

The Gables at Erin Shades
  Apartments                      94%       96%       93%      94%       94%

Loehmann's Plaza Shopping Center  96%       87%       76%      74%       83%

Saratoga Center & EG&G Plaza      95%       95%      100%     100%       98%

Treat Commons Phase II Apartments 98%       99%    N/A (1) N/A (1)    N/A (1)

Richland Terrace and Richmond Park
     Apartments                   93%       96%    N/A (2) N/A (2)    N/A (2)

West Ashley Shoppes               68%       68%      71%      70%       69%

Asbury Commons Apartments         95%       95%      91%      96%       94%

(1) The joint venture which owned the Treat Commons II Apartments sold the property to an unrelated third party on December 29, 1995 (see Item 7 for a further discussion)

(2) The joint venture which owned the Richland Terrace and Richmond Park Apartments sold the properties to an unrelated third party on November 2, 1995 (see Item 7 for a further discussion)

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

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Equity Partners Two Limited Partnership, PaineWebber, Second Equity Partners, Inc. and PA1986
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Equity Partners Two Limited Partnership., also allege that following the sale of the partnership interests, PaineWebber, Second Equity Partners, Inc. and PA1986 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second Equity Partners, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

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

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1996, there were 9,318 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1996.

Item 6. Selected Financial Data

               PaineWebber Equity Partners Two Limited Partnership
          For the years ended March 31, 1996, 1995, 1994, 1993 and 1992
                    (in thousands, except for per Unit data)

                                       Years   ended March 31,
                              1996     1995 (1)    1994       1993      1992
                              ----    --------     ----       ----      ----

Revenues                   $  5,069  $  4,729  $   4,338   $ 4,792 $   4,628

Operating loss             $ (1,508) $ (2,229) $  (2,391)  $(1,549)$  (2,658)

Interest income on note
  receivable from
  unconsolidated
  venture                  $    80   $    107  $     106     $ 107     $ 116

Partnership's share of
  unconsolidated ventures'
  income                   $   185   $  1,818     $2,207    $2,592    $2,493

Partnership's share of gains on
  sale of operating investment
  properties               $ 6,766         -          -         -         -

Net income (loss)         $  5,523  $    (304)   $   (78)   $ 1,150   $   (49)

Per 1,000 Limited Partnership Units:
  Net income (loss)       $  40.68  $   (2.26)   $ (0.57)   $  8.47   $ (0.36)

  Cash distributions
   from operations        $  16.52  $   34.20    $ 49.52    $ 49.52   $  49.52

  Cash distributions from
    sale transactions     $  61.00        -          -         -         -

Total assets              $ 78,722  $ 84,148    $103,391    $107,382  $110,655

Long-term debt            $ 22,315  $ 22,635    $ 36,828    $ 33,845  $ 31,041

(1) During fiscal 1995, as further discussed in Note 4 to the accompanying financial statements, the Partnership assumed control of the joint venture which owns and operates the West Ashley Shoppes Shopping Center. Accordingly, this joint venture, which had been accounted for under the equity method in prior years, has been consolidated in the Partnership's financial statements beginning in fiscal 1995.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership commenced an offering to the public on July 21, 1986 for up to 150,000,000 units (the "Units") of limited partnership interest (at $1 per Unit) pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised gross proceeds of $134,425,741 between July 21, 1986 and June 2, 1988. As discussed further below, the Partnership also received proceeds of $23 million from the issuance of zero coupon loans. The loan proceeds, net of financing expenses of approximately $908,000, were used to pay the offering and organization costs, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1996, four of these investments had been sold, including two during fiscal 1996. The Partnership retains an interest in six operating properties, which are comprised of two multi-family apartment complexes, two office/R&D complexes and two retail shopping centers. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvement costs of its joint venture investments in accordance with the respective joint venture agreements.

     As previously reported, in light of the current strength of the national real estate market with respect to multi-family apartment properties, management had examined the operations of the Partnership's four apartment properties to identify whether a current sale of one or more of these properties might be in the Partnership's best interests. Based on such analysis, the Richmond Park/Richland Terrace and Treat Commons II properties were determined to be candidates for a current sale. In the case of Richmond Park and Richland Terrace, the economic growth in the Portland, Oregon area has been among the best in the country for some time. Such results are expected to lead to increased levels of development activity in the Richmond Park and Richland Terrace sub-market which could limit the current favorable trends in the market for existing apartment properties. Accordingly, management believed that the market value of Richmond Park and Richland Terrace was at or near its peak for the current market cycle and began to actively market the property for sale in fiscal 1995. On November 2, 1995, the Partnership sold the Richmond Park and Richland Terrace properties to a third party for $11 million. The Partnership received net sale proceeds of approximately $8 million after deducting closing costs, the co-venture partner's share of the proceeds and repayment of the $2 million short-term note discussed further below. The Partnership distributed approximately $5.1 million of this amount, or $38 per original $1,000 investment, to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership to be used for the capital needs of its commercial properties.

     In the case of Treat Commons, the Partnership owned Phase II of a 2-phase development. During fiscal 1995, management learned that the owner of Phase I had decided to market the property for sale. Management believed there were advantages to a joint marketing effort of both phases which could maximize the sale proceeds to the Partnership and began working with the Phase I owner to actively market the property for sale during fiscal 1996. On December 29, 1995, the Partnership sold the Treat Commons II Apartments to a third party for approximately $12.1 million. The Partnership received net sale proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note on the property of approximately $7.3 million. The Partnership distributed approximately $3.1 million of this amount, or $23 per original $1,000 investment, to the Limited Partners in a Special Distribution made on February 15, 1996. The remaining sale proceeds of approximately $1 million were retained by the Partnership for potential reinvestment in the Loehmann's Plaza property where a significant renovation and re-leasing program is currently underway, as discussed further below. If these funds are not needed for use at Loehmann's Plaza, management will likely distribute them to the Limited Partners sometime during fiscal 1997.

     As a result of the reduction in Partnership cash flow resulting from the fiscal 1996 sale transactions described above, management determined that it would be necessary to reduce the Partnership's distribution rate from its level of 2% on remaining invested capital to 1% effective for the payment made on February 15, 1996 for the quarter ended December 31, 1995. Distributions are expected to remain at this level until the leasing status of the commercial properties has been stabilized.

     During fiscal 1995, the Partnership secured a new tenant, under a seven-year lease, for the vacant 31,000 square foot building at Hacienda Park. Tenant improvements and leasing commissions paid by the Partnership related to this lease totalled approximately $630,000. During the first quarter of fiscal 1996, the Partnership leased an additional 10,808 square foot space at Hacienda Park to this same tenant. During the third quarter of fiscal 1996, the Partnership leased the remaining 10,027 square feet of available space at Hacienda Park to an existing tenant. In addition, a 31,000 square foot tenant executed a 5-year renewal of its lease obligation, which was due to expire in March 1996. As a result of these developments, the Hacienda Park investment property, which was 89% leased as of March 31, 1995, was fully leased as of March 31, 1996. At Loehmann's Plaza, management is in the process of completing a major capital enhancement and repositioning program which is scheduled for completion in the Fall of 1996. The improvement program, which is expected to cost a total of $2 million, is necessary in order for the property to remain competitive in its market. As part of the repositioning program, management believed it would significantly enhance the value of the shopping center to replace the property's anchor tenant, Loehmann's, which occupied 15,000 square feet, or approximately 10%, of the property's net leasable area. Loehmann's, which is no longer a prominent retailer in the Kansas City area, was not serving as a major draw for the center and was paying a substantially below market rental rate. On November 7, 1995, the Partnership completed the negotiation of an agreement whereby Loehmann's consented to terminate its lease, vacate the property and relinquish control of its space to the Partnership in return for a payment of $75,000. As a result of the termination of the Loehmann's lease, the property was 74% leased as of March 31, 1996. Management is currently in discussions with a number of potential replacement anchor tenants for the entire Loehmann's space. A lease with a national or strong regional credit anchor tenant would greatly enhance the position of the property in its marketplace, resulting in increased cash flow and an improved ability to lease vacant shop space. Tenant improvement costs to lease the Loehmann's space are likely to be significant and would be in addition to the $2 million for the capital enhancement and repositioning program referred to above. A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of $4 million loan secured by the property which was obtained in February 1995. Funds may be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements have not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds. It appears unlikely that the Partnership will satisfy the requirements for the release of these escrow funds by the required date in August 1996. As a result, these funds are expected to be applied against the mortgage loan payable obligation during fiscal 1997, and the $1.4 million recourse obligation will likely remain in place until the property is sold or refinanced. In order to have sufficient funds to proceed with the Loehmann's Plaza renovation program prior to the sale of the Richmond Park and Richland Terrace properties, management had secured a short term loan in the amount of $2 million. The note, which was obtained in August 1995, had an August 2, 1996 maturity date and required monthly interest-only payments at a variable interest rate of the lender's prime plus one percent per annum. On November 2, 1995, the Partnership repaid this note with the proceeds from the sale transaction discussed above. The funds required to pay for the remaining portion of the improvement program and the expected re-leasing costs at Loehmann's Plaza will be provided by the proceeds retained by the Partnership from the sale of the Richmond Park, Richland Terrace and Treat Commons II properties.

     A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant 36,000 square foot anchor tenant space at West Ashley Shoppes in the near term. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. Although the negotiations during fiscal 1996 with a strong national retailer to occupy approximately one-half of the old Children's Palace space did not materialize, management is encouraged by the improving economic conditions in the Charleston market and is optimistic that a national credit tenant will be identified to lease the vacant anchor tenant space at West Ashley Shoppes. West Ashley's other major anchor tenant, Phar-Mor, emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code during fiscal 1996. While Phar-Mor closed a number of its stores nationwide as part of its bankruptcy reorganization, the company remains obligated under a lease at West Ashley which runs through August 2002. During fiscal 1996, management of Phar-Mor inquired about the possibility of downsizing their store at West Ashley by vacating their current 52,000 square foot space and relocating into the former Children's Palace space. Subsequent to year-end, management signed a letter of intent with a national credit tenant which would lease the current Phar-Mor space if the downsizing and relocation of the Phar-Mor store at West Ashley could be accomplished. Management believes that securing this new tenant in conjunction with a relocation of the Phar-Mor store into the smaller vacant anchor space would significantly enhance the value of the shopping center. However, there are no assurances that Phar-Mor will agree to move to the Children's Palace space on terms that are acceptable to the Partnership. Capital improvement and leasing costs at 625 North Michigan are expected to continue to be significant for the foreseeable future due to the size and age of the building, the large number of leases and the competitive conditions which exist in the market for downtown Chicago office space. Significant capital improvements are planned at 625 North Michigan over the next two years, including the completion of facade repairs, common area enhancements, elevator control system upgrading and a possible lobby area retail space expansion and renovation. The 625 North Michigan Office Building was 89% occupied as of March 31, 1996.

     While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As a result of these market conditions, the current estimated market values of the Partnership's four commercial properties are significantly below their acquisition prices. In light of such circumstances, in fiscal 1996 the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. Based on management's analysis, the estimated fair values of the Hacienda Park, 625 North Michigan, Loehmann's Plaza and West Ashley Shoppes properties were below their net carrying amounts as of the related ventures' year-end of December 31, 1995. Management's estimates of undiscounted cash flows for all four properties indicate that such carrying amounts are expected to be recovered, but, in the case of 625 North Michigan and Hacienda Park, the reversion values could be less that the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995. The Partnership's share of such amount is reflected in the Partnership's share of unconsolidated ventures' income in the fiscal 1996 statement of operations. The Hacienda Park joint venture commenced recording an additional annual depreciation charge of $250,000 in calendar 1995 which is reflected on the Partnership's consolidated statement of operations for fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no changes to the depreciation on Loehmann's Plaza or West Ashley Shoppes were required.

     The Partnership has no current plans to market any of its remaining operating investment properties for sale. As discussed further above, the market for office properties in general has just begun to stabilize after several years of decline and the market for retail properties is considered weak at the present time. For these reasons, the Partnership's strategy, at present, would be to hold the office and retail properties until the respective markets recover sufficiently to provide favorable sales opportunities. Notwithstanding this, it is unlikely that the values of the Partnership's office and retail properties will fully recover to their levels of the mid-to-late 1980's within the Partnership's remaining holding period. With respect to the Partnership's two apartment properties, while the market for sales of multi-family properties in most markets has been strong over the past two years, the Gables and Asbury Commons properties, which represent a combined 18% of the original investment portfolio, generate a stable cash flow which contributes to the payment of the Partnership's operating costs and operating cash flow distributions. As a result, the Partnership will most likely delay any active sales efforts for these two apartment properties until conditions become more favorable for potential dispositions of the four commercial properties. Management's hold versus sell decisions will continue to be based on an assessment of the best expected overall returns to the Limited Partners.

     At March 31, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,126,000. Such cash and cash equivalents amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1996 Compared to 1995

     The Partnership reported a net income of $5,523,000 for the fiscal year ended March 31, 1996 as compared to a net loss of $304,000 for the prior year. This favorable change in the Partnership's net operating results is primarily due to the gains recognized on the sales of the Richland Terrace/Richmond Park and Treat Commons II properties during fiscal 1996. The sale of the Richland Terrace and Richmond Park Apartments generated a gain of $4,774,000 for the unconsolidated joint venture which owned the properties. The sale of the Treat Commons II Apartments resulted in a gain of $3,594,000 for the related unconsolidated joint venture. The Partnership's share of such gains (including the write-off of unamortized excess basis) was $4,344,000 and $2,422,000, respectively. Also contributing to the favorable change in net operating results was a decrease in the Partnership's operating loss of $721,000 in the current year.

     The Partnership's operating loss decreased primarily due to the change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties and the lower interest rates on the refinanced loans. As discussed further in the notes to the Partnership's financial statements which accompany this Annual Report, all of the zero coupon loans secured by the operating investment properties, except for the loan secured by the 625 North Michigan Office Building, were refinanced by the respective joint venture partnerships in fiscal 1995. As part of such refinancing transactions, the proceeds of new loans issued in the names of the joint ventures were used to repay debt which had been issued in the name of the Partnership, which effectively decreased the Partnership's interest expense while at the same time increasing the interest expense of the respective joint ventures. For the unconsolidated joint ventures, such increase in interest expense is reflected in the Partnership's share of unconsolidated ventures' income on the Partnership's fiscal 1996 consolidated statement of operations. The Partnership's operating loss, prior to the effect of the change in interest expense, increased by $34,000 primarily due to an increase in rental revenues which was partially offset by an increase in depreciation and amortization expense. Rental revenues increased at the consolidated Hacienda Park joint venture by $228,000 primarily due to increases in average occupancy from a level of 85% in calendar 1994 to 95% for calendar 1995. Rental revenues at Asbury Commons increased by $166,000 primarily due to increases in rental rates over the past two years made possible by the strong Atlanta market. The average occupancy level at the Asbury Commons Apartments actually declined from 96% for calendar 1994 to 94% for calendar 1995. Revenues at West Ashley Shoppes improved by $100,000 in calendar 1995, as compared to the prior year, due to a slight increase in average occupancy and an increase in tenant reimbursement income. Depreciation and amortization expense increased by $378,000 in the current year due to the acceleration of depreciation on the consolidated Hacienda Park property, as discussed further above, and the capitalized tenant improvements and leasing commissions associated with the increased leasing activity at Hacienda Park.

     The Partnership's share of unconsolidated ventures' income, excluding the gains recognized from the sale of Treat Commons II, Richland Terrace and Richmond Park, decreased by $1,633,000 primarily due to an increase of $1,226,000 in interest expense recorded by the unconsolidated joint ventures associated with the refinancings discussed above. In addition, the combined effect of a decrease in rental revenues and an increase in depreciation and amortization expense contributed to the unfavorable change in the Partnership's share of unconsolidated ventures' income. Rental revenues decreased by $360,000 due to a decrease in average occupancy levels at Loehmann's Plaza, from 96% for calendar 1994 to 89% for calendar 1995, primarily due to the buyout of the anchor tenant lease as discussed further above. In addition, the current year results include less than twelve months of operations for the Richland Terrace and Richmond Park properties which were sold on November 2, 1995. Increases in occupancy at 625 North Michigan and Treat Commons II, as well as increases in rental rates at Richmond Gables, helped offset a portion of the above decrease in rental revenues. Average occupancy at 625 North Michigan increased from 83% in calendar 1994 to 88% in calendar 1995 due to a strengthening Chicago office market. Increases in average occupancy at Treat Commons II resulted from the strong local market which contributed to management's decision to sell the property. Depreciation and amortization expense increased by $274,000 mainly due to an acceleration of the depreciation rate at 625 North Michigan and additional capital improvements made to the Loehmann's Plaza property during the past year.

1995 Compared to 1994

     The Partnership reported a net loss of $304,000 for the fiscal year ended March 31, 1995, as compared to a net loss of $78,000 for the prior year. This increase in the Partnership's net loss was attributable to a decrease in the Partnership's share of unconsolidated ventures' income of $389,000, which was partially offset by a decrease in the Partnership's operating loss of $162,000. The Partnership's operating results in fiscal 1995 include the consolidated results of the West Ashley Shoppes joint venture. As discussed further in the footnotes to the financial statements accompanying this Annual Report, the Partnership assumed control over the affairs of the joint venture which owns the West Ashley Shoppes property during the first quarter of fiscal 1995 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to the Partnership and Second Equity Partners, Inc., the Managing General Partner of the Partnership. In fiscal 1994, the results of the West Ashley joint venture are reflected on the equity method.

    The Partnership's share of unconsolidated ventures' income decreased mainly due to the change in the basis of presentation of the operating results of the West Ashley Shoppes joint venture in fiscal 1995. The Partnership's share of unconsolidated ventures' income in fiscal 1994 includes $292,000 attributable to the West Ashley joint venture. The Partnership's share of unconsolidated ventures' income excluding West Ashley decreased by $97,000 in fiscal 1995 mainly due to increases in interest expense from the Treat Commons and Gables joint ventures which were partially offset by an increase in rental revenues from the Richmond Park and Richland Terrace Apartments. Interest expense at Treat Commons and Gables increased due to the new loans obtained by these joint ventures in fiscal 1995. Rental revenues at the Portland Pacific joint venture (Richmond Park and Richland Terrace) increased in calendar 1994 due to a higher occupancy rate and rising rental rates associated with a strong local market. Average occupancy at the two Portland, Oregon apartment complexes averaged 97% for calendar 1994, as compared to 95% for calendar 1993.

    The Partnership's operating loss for fiscal 1995 decreased mainly due to a combination of a decrease in interest expense and the inclusion of the operations of the West Ashley joint venture. These positive effects on operating loss were partially offset by a decrease in the net income reported by the consolidated Hacienda and Asbury Commons joint ventures for calendar 1994. Interest expense decreased by $735,000 in fiscal 1995 due to the refinancing and payoff of the zero coupon loans between May 1994 and February of 1995. The Partnership's operating loss in fiscal 1995 includes net income of $217,000 attributable the West Ashley joint venture, which reflects a decline in the venture's net operating results of $75,000 from the prior year. The decline in net income at West Ashley resulted mainly from a decrease in rental revenues due to a decline in average occupancy from 69% for calendar 1993 to 67% for calendar 1994. The net income of the Hacienda Park joint venture for calendar 1994 declined by $560,000 in comparison with the prior year primarily due to a decline in rental revenues. Rental revenues at Hacienda Park decreased by $781,000 mainly due to the full 12-month effect of the renewal of a major lease at lower current market rents in calendar 1993. This decrease in rental revenues was partially offset by an increase in the venture's other income for calendar 1994. The net income of the Asbury Commons joint venture decreased by approximately $214,000, largely due to an increase in interest expense resulting from the new loan obtained by the joint venture in calendar 1995.

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

     The increase in the Partnership's operating loss resulted from a combination of a decline in the net income of the consolidated Hacienda Park joint venture and an increase in Partnership interest expense and general and administrative expenses. The net income of the Hacienda Park joint venture declined by $488,000 in comparison with fiscal 1993. The primary reason for this unfavorable change in the venture's operating results was a decline in rental revenues caused by a drop in occupancy. The decline in occupancy during fiscal 1994 was a result of the expiration of a major tenant's lease. In addition, the decline in revenues was also partly attributable to the renewal of another major lease at rental rates which were substantially below the rates paid under the prior lease agreement. Partnership general and administrative expenses increased by approximately $96,000 as a result of certain costs incurred in connection with an independent valuation of the Partnership's operating properties, which was commissioned in conjunction with management's ongoing refinancing efforts. In addition, interest expense on the Partnership's zero coupon loans increased by approximately $282,000. Interest on the zero coupon loans continued to compound in fiscal 1994, prior to the fiscal 1995 refinancing transactions referred to above.

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

Inflation

    The Partnership completed its ninth full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping centers and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses. As noted above, the West Ashley Shoppes, Loehamann's Plaza and 625 North Michigan properties presently have a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

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

Lawrence A. Cohen       President and Chief Executive Officer  42    5/15/91
Albert Pratt            Director                               85    4/17/85  *
J. Richard Sipes        Director                               49    6/9/94
Walter V. Arnold        Senior Vice President and Chief
                         Financial Officer                     48    10/29/85
James A. Snyder         Senior Vice President                  50    7/6/92
John B. Watts III       Senior Vice President                  43    6/6/88
David F. Brooks         First Vice President and Assistant
                          Treasurer                            53    4/17/85  *
Timothy J. Medlock      Vice President and Treasurer           35    6/1/88
Thomas W. Boland        Vice President                         33    12/1/91

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

    John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

    Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

    The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

    The Partnership has paid cash distributions to the Limited Partners on a quarterly basis at a rate of 5.25% per annum on invested capital from January 1, 1991 through the quarter ended June 30, 1994 and at a rate of 2% per annum on invested capital from July 1, 1994 through September 30, 1995. As discussed further in Item 7, effective for the quarter ended December 31, 1995, the annualized distribution rate was reduced to 1% on a Limited Partner's remaining capital account. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

    All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1996. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

    An affiliate of the Adviser performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1996 is $260,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000 included in general and administrative expenses for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the PWPI.

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

   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1996.

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


Dated:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                       Date: June 28, 1996
   ---------------                              -------------
   Albert Pratt
   Director




By: /s/ J. Richard Sipes                 Date: June 28, 1996
   ---------------------                       -------------
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS

                                                    Page Number in the Report
Exhibit No.  Description of Document                Or Other Reference
- -----------  ------------------------               -------------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission
              dated July 21, 1986, as                pursuant to Rule 424(c)
              supplemented, with particular          and incorporated
              reference to the Restated              herein by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission
              filed as exhibits to registration      pursuant to Section 13 or
              statements and amendments thereto      15(d) of the Securities
              of the registrant together with all    Act of 1934 and
              such contracts filed as exhibits of    incorported herein
              previously filed Forms 8-K and         by reference.
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual  Report for the
                                                     fiscal year 1996  has been
                                                     sent  to the Limited
                                                     Partners. An Annual Report
                                                     will be  sent to the
                                                     Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item  I  of
                                                     Part I of this Report
                                                     Page   I-1,   to which
                                                     reference  is hereby made.

(27)          Financial Data Schedule                Filed  as the  last  page
                                                     of EDGAR submission
                                                     following the Financial
                                                     Statements  and Financial
                                                     Statement Schedule required
                                                     by Item 14.

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                       PAINEWEBBER EQUITY PARTNERS TWO
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference
PaineWebber Equity Partners Two Limited Partnership:

   Report of independent auditors                                         F-3

   Consolidated balance sheets as of March 31, 1996 and 1995              F-4

   Consolidated  statements of operations  for the years
     ended March 31, 1996, 1995 and 1994                                  F-5

   Consolidated  statements of changes in partners'  capital (deficit)
     for the years  ended March 31, 1996, 1995 and 1994                   F-6

   Consolidated  statements  of cash flows for the years ended
      March 31, 1996, 1995 and 1994                                       F-7

   Notes to consolidated  financial statements                            F-8

   Schedule III - Real Estate and Accumulated Depreciation               F-28

1995 and 1994 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership:

   Report of independent auditors                                        F-29

   Combined balance sheets as of December 31, 1995 and 1994              F-30

   Combined  statements  of income and changes in  venturers'
       capital for the years ended December 31, 1995 and 1994            F-31

   Combined  statements  of cash flows for the years ended
     December  31, 1995 and 1994                                         F-32

   Notes to combined financial statements                                F-33

   Schedule III - Real Estate and Accumulated Depreciation               F-41

1993  Combined  Joint  Ventures of  PaineWebber  Equity  Partners  Two Limited
Partnership:

   Report of independent auditors                                        F-42

   Combined balance sheets as of December 31, 1993 and 1992              F-43

   Combined statements of income and changes in venturers' capital
      for the years ended December 31, 1993, 1992 and 1991               F-44

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                       PAINEWEBBER EQUITY PARTNERS TWO
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                    Reference


   Combined  statements  of cash flows for the years ended
     December 31, 1993, 1992 and 1991                                    F-45

   Notes to combined financial statements                                F-46

   Schedule III - Real Estate and Accumulated Depreciation               F-52

   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Equity Partners Two Limited Partnership:

    We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Two Limited Partnership as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Two Limited Partnership at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, in fiscal 1996 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."





                               /s/ Ernst & Young LLP
                               ERNST & YOUNG LLP

Boston, Massachusetts
June 26, 1996

                       PAINEWEBBER EQUITY PARTNERS TWO
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1996 and 1995
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                       1996            1995
                                                       ----            ----
Operating investment properties:
   Land                                            $   8,808         $  8,808
   Building and improvements                          41,396           40,975
                                                   ---------         --------
                                                      50,204           49,783
   Less accumulated depreciation                     (10,781)          (8,895)
                                                   ---------         --------
                                                      39,423           40,888

Investments in unconsolidated joint
  ventures, at equity                                 32,206           39,887
Cash and cash equivalents                              5,126            1,827
Escrowed cash                                            150               57
Accounts receivable                                      261              129
Accounts receivable - affiliates                          15               78
Net advances to consolidated ventures                     78                -
Prepaid expenses                                          29               28
Deferred rent receivable                                 731              476
Deferred expenses, net of accumulated
  amortization of $583 ($402 in 1995)                    703              778
                                                   ---------         --------
                                                    $ 78,722         $ 84,148
                                                    ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses              $     283        $     434
Net advances from consolidated ventures                    -               29
Tenant security deposits                                  96              103
Bonds payable                                          2,408            2,498
Mortgage notes payable                                19,907           20,137
Other liabilities                                        349              348
                                                    ---------         --------
         Total liabilities                            23,043           23,549

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net income                                 193              138
   Cumulative cash distributions                        (688)            (666)

  Limited Partners ($1 per Unit;
    134,425,741 Units issued):
   Capital contributions, net of offering costs      119,747          119,747
   Cumulative net income                              18,803           13,335
   Cumulative cash distributions                     (82,377)         (71,956)
                                                   ---------         --------
         Total partners' capital                      55,679           60,599
                                                  ----------       ----------
                                                   $  78,722        $  84,148
                                                   =========        =========


                           See accompanying notes.

                       PAINEWEBBER EQUITY PARTNERS TWO
                             LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1996, 1995 and 1994
                    (In thousands, except for per Unit data)



                                               1996          1995        1994
                                               ----          ----        ----
Revenues:
   Rental income and expense reimbursements   $ 4,706     $ 4,211     $ 4,158
   Interest and other income                      363         518         180
                                              -------     -------     -------
                                                5,069       4,729       4,338
Expenses:
   Interest expense                             2,083       2,838       3,267
   Depreciation and amortization                2,023       1,645       1,474
   Property operating expenses                  1,320       1,302         930
   Real estate taxes                              422         473         355
   General and administrative                     729         700         703
                                              -------     -------     -------
                                                6,577       6,958       6,729
                                              -------     -------     -------

Operating loss                                 (1,508)     (2,229)     (2,391)

Investment income:
   Interest income on note receivable from
     unconsolidated venture                        80         107         106
   Partnership's share of unconsolidated
     ventures' income                             185       1,818       2,207
   Partnership's share of gains on
     sale of operating investment properties    6,766           -           -
                                              -------     -------     -------
                                                7,031       1,925       2,313
                                              -------     -------     -------
Net income (loss)                            $  5,523    $   (304)   $    (78)
                                             ========    ========    ========

Net income (loss) per 1,000
  Limited Partnership Units                    $40.68      $(2.26)     $(0.57)
                                               ======      ======      ======

Cash distributions per 1,000
  Limited Partnership Units                    $77.52      $34.20      $49.52
                                               ======      ======      ======


The above per Limited Partnership Unit information is based upon the 134,425,741 Limited Partnership Units outstanding during each year.











                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)


                                         General      Limited
                                         Partners     Partners     Total

Balance at March 31, 1993              $ (410)     $  72,759     $  72,349

Cash distributions                        (67)        (6,657)       (6,724)

Net loss                                   (1)           (77)          (78)
                                       -------     ---------     ---------

Balance at March 31, 1994                (478)        66,025        65,547

Cash distributions                        (46)        (4,598)       (4,644)

Net loss                                   (3)          (301)         (304)
                                       -------     ---------     ---------

Balance at March 31, 1995                (527)        61,126        60,599

Cash distributions                        (22)       (10,421)      (10,443)

Net income                                 55          5,468         5,523
                                       -------     ---------     ---------

Balance at March 31, 1996              $ (494)    $   56,173     $  55,679
                                       ======     ==========     =========























                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996        1995         1994
                                                ----        ----         ----
Cash flows from operating activities:
  Net income (loss)                          $  5,523     $  (304)    $   (78)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Partnership's share of unconsolidated
   ventures' income                              (185)     (1,818)     (2,207)
   Partnership's share of gains on sale of
     operating investment properties           (6,766)          -           -
   Interest expense on zero coupon loans            -       1,610       3,075
   Depreciation and amortization                2,023       1,645       1,474
   Amortization of deferred financing costs        44         164           -
   Changes in assets and liabilities:
     Escrowed cash                                (93)        205        (218)
     Accounts receivable                         (132)         55         103
     Accounts receivable - affiliates              63          53         (10)
     Prepaid expenses                              (1)         (1)         (9)
     Deferred rent receivable                    (255)       (119)         45
     Accounts payable and accrued expenses       (151)         58          26
     Advances to/from consolidated ventures      (107)       (455)       (170)
     Tenant security deposits                      (7)         (3)         17
     Accounts payable - affiliates                  -           -         (45)
     Other liabilities                              1          (4)          -
                                             --------    --------    --------
      Total adjustments                        (5,566)      1,390       2,081
                                             --------    --------    --------
      Net cash provided by (used in)
         operating activities                     (43)      1,086       2,003

Cash flows from investing activities:
  Distributions from unconsolidated ventures   15,566      18,749       4,742
  Additional investments in unconsolidated
   ventures                                      (934)     (383)          -
  Additions to operating investment properties   (421)     (1,077)        (91)
  Payment of leasing commissions                 (128)       (303)        (43)
                                             --------    --------    --------

      Net cash provided by investing
        activities                             14,083      16,986       4,608

Cash flows from financing activities:
  Distributions to partners                   (10,443)     (4,644)     (6,724)
  Payment of principal and deferred interest
   on notes payable                              (230)    (25,937)          -
  Proceeds from issuance of notes payable           -      10,500           -
  Refund (payment) of deferred financing costs     22        (328)          -
  District bond assessments                         -          85           -
  Payments on district bond assessments           (90)        (451)       (92)
                                             --------    --------    --------

      Net cash used in financing activities   (10,741)    (20,775)     (6,816)
                                            ---------  ----------    --------

Net increase (decrease) in cash and
  cash equivalents                              3,299      (2,703)       (205)

Cash and cash equivalents, beginning of year    1,827       4,290       4,495
Cash and cash equivalents, West Ashley
   Shoppes, beginning of year                       -         240           -
                                             --------    --------    --------

Cash and cash equivalents, end of year       $  5,126    $  1,827     $ 4,290
                                             ========    ========     =======

Cash paid during the year for interest       $  1,974    $    956    $    192
                                             ========    ========    ========

Write-off of fully depreciated tenant
 improvements                                $     -     $   3,026   $     -
                                             =======     =========   ========

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

2.  Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended March 31, 1996. Actual results could differ from the estimates and assumptions used.

       The accompanying financial statements include the Partnership's investment in eight joint venture partnerships which own or owned operating properties. Except as described below, the Partnership accounts for its investments in joint ventures using the equity method because the Partnership does not have majority voting control. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. All of the joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

       As further discussed in Note 4, the Partnership acquired control of Hacienda Park Associates on December 10, 1991 and the Atlanta Asbury Partnership on February 14, 1992. Accordingly, these joint ventures are presented on a consolidated basis in the accompanying financial statements. In addition, the Partnership acquired control of West Ashley Shoppes Associates in May of 1994. Accordingly, this joint venture has been presented on a consolidated basis beginning in fiscal 1995. As discussed above, these joint ventures also have a December 31 year-end and operations of the ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances to and from consolidated ventures on the accompanying balance sheets.

        Effective  for  fiscal  1996,  the  Partnership   adopted  Statement  of
    Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to account for its operating investment properties. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. Prior to fiscal 1996, the operating investment properties were carried at the lower of adjusted cost or net realizable value. No impairment losses were recognized in conjunction with the application of SFAS 121 in fiscal 1996.

       Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over estimated useful lives of five to thirty-one and a half years. During fiscal 1996, circumstances indicated that the consolidated Hacienda Park operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the joint venture commenced recording an additional annual charge to depreciation expense of $250,000 in calendar 1995 to adjust the carrying value of the Hacienda Park property such that it will match the expected reversion value at the time of disposition. Such amount is included in depreciation and amortization on the accompanying fiscal 1996 consolidated statement of operations. Such an annual charge will continue to be recorded in future periods. Acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements have been capitalized and are included in the cost of the operating investment properties. Capitalized construction period interest and taxes of West Ashley Shoppes, in the aggregate amount of approximately $485,000, is included in the balance of operating investment properties on the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense when incurred.

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

       Deferred expenses at March 31, 1996 and 1995 include loan costs incurred in connection with the Asbury Commons and Hacienda Park mortgage notes payable described in Note 6, which are being amortized using the straight-line method over their respective terms. The amortization of such costs is included in interest expense on the accompanying statements of operations. Deferred expenses also include legal fees associated with the organization of the Hacienda Park joint venture, which were amortized on the straight-line basis over a sixty-month term, and deferred commissions and lease cancellation fees of Hacienda Park Associates and West Ashley Shoppes Associates, which are being amortized on a straight-line basis over the term of the respective lease.

       Escrowed cash includes funds escrowed for the payment of property taxes and tenant security deposits of the Asbury Commons and Hacienda Park consolidated joint ventures.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

       The cash and cash equivalents, escrowed cash, receivables, advances to consolidated ventures, prepaid expenses, accounts payable and accrued expenses, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of bonds payable and mortgage notes payable, the carrying amount of these assets and liabilities approximates their fair value as of March 31, 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

       Certain prior year amounts have been reclassified to conform to the fiscal 1996 presentation.

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

       All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. Due to the reduction in the Partnership's quarterly distribution rate to 2% during fiscal 1992, no management fees were earned for the fiscal years ended March 31, 1996, 1995 and 1994, in accordance with the advisory agreement. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

       Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 is $260,000, $268,000 and $268,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000, $13,000 and $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

       Accounts receivable - affiliates at both March 31, 1996 and 1995 includes $15,000 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures. Accounts receivable - affiliates at March 31, 1995 also included $63,000 due from the TCR Walnut Creek Limited Partnership for certain investor services fees as specified in the joint venture agreement.

4.  Operating Investment Properties

       The Partnership's balance sheets at March 31, 1996 and 1995 include three operating investment properties; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed control over the affairs of the venture. Accordingly, beginning in fiscal 1995, the financial position and the results of operations of the West Ashley joint venture are presented on a consolidated basis in the Partnership's financial statements. Prior to fiscal 1995, the results of the West Ashley joint venture were accounted for under the equity method (see Note 2). The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag.

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

       During the guaranty period, which was to have run from December 24, 1987 to December 24, 1991, the co-venturer had guaranteed to fund all operating deficits, capital costs and the Partnership's preference return distribution in the event that cash flow from property operations was insufficient. The co-venturer defaulted on the guaranty obligations in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992, when the ventures reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a five-year promissory note in the initial face amount of $300,000 payable to the Partnership without interest. Unless prepaid, the balance of the note escalates as to the principal balance annually up to a maximum of $600,000. In exchange, it was agreed that the co-venturer or its affiliates will have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Any amounts received will be reflected as reductions to the carrying value of the operating investment properties. No payments have been received to date. The $600,000 balance of the note receivable will become due and payable on October 31, 1996. The Partnership will pursue collection of this balance during fiscal 1997. However, there are no assurances that any portion of this balance will be collected. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated.

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

      During the Guaranty Period, from March 13, 1990 to March 15, 1992, as defined, the co-venturer had agreed to unconditionally guarantee to fund all operating deficits, capital costs and the Partnership's preference return distribution in the event that cash flow from property operations was insufficient. The co-venturer was not in compliance with the mandatory payment provisions of the Partnership agreement for the period from November 30, 1990 to February 14, 1992. On February 14, 1992, a settlement agreement between the Partnership and the co-venturer was executed whereby the co-venturer agreed to do the following: 1) pay the Partnership $275,000; (2) release all escrowed purchase price funds, amounting to $230,489, to the joint venture; (3) assign 99% of its joint venture interest to the Partnership and 1% of its joint venture interest to the Managing General Partner and withdraw from the joint venture; and 4) reimburse the Partnership for legal expenses up to $10,000. In return the co-venturer was released from its obligations under the joint venture agreement.

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

       The following is a combined summary of property operating expenses for the consolidated joint ventures for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                              1995 (1)    1994 (1)      1993
                                              --------    --------      ----

      Property operating expenses:
        Utilities                           $     219   $     225      $  187
        Repairs and maintenance                   385         382         264
        Salaries and related costs                216         147         175
        Administrative and other                  300         367         154
        Insurance                                  51          47          37
        Management fees                           149         134         113
                                            ---------   ---------      ------
                                            $   1,320    $  1,302      $  930
                                            =========    ========      ======

    (1)Property operating expenses of West Ashley Shoppes Associates are included in the combined totals for 1995 and 1994.

5.  Investments in Unconsolidated Joint Ventures

       The Partnership has investments in five unconsolidated joint venture partnerships which own operating investment properties at both March 31, 1996 and 1995. As discussed further in Note 4, during the first quarter of fiscal 1995, the Partnership obtained control over the affairs of the West Ashley Shoppes joint venture. Accordingly, the joint venture is presented on a consolidated basis in fiscal 1996 and 1995. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

       Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                      Condensed Combined Balance Sheets
                          December 31, 1995 and 1994
                                (in thousands)

                                    Assets
                                                           1995         1994

      Current assets                                  $   1,568     $   1,299
      Operating investment properties, net               56,092        71,357
      Other assets                                        4,935         4,462
                                                      ---------     ---------
                                                      $  62,595     $  77,118
                                                      =========     =========

                      Liabilities and Venturers' Capital

      Current liabilities                            $    2,505     $   3,043
      Other liabilities                                     303           228
      Note payable to venturer                                -         1,000
      Long-term debt                                      8,982        13,127
      Partnership's share of venturers' capital          31,060        40,217
      Co-venturers' share of venturers' capital          19,745        19,503
                                                      ---------     ---------
                                                      $  62,595     $  77,118
                                                      =========     =========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                             1995          1994         1993
                                             ----          ----         ----
     Revenues:
      Rental revenues and expense
        reimbursements                   $  11,844       $ 12,204    $13,547
      Interest income                          330            289         41
                                         ---------       --------    -------
                                            12,174         12,493     13,588

     Expenses:
      Property operating and other expenses   4,177         4,170       4,486
      Real estate taxes                       2,248         2,565       3,082
      Interest on long-term debt              1,535           300          62
      Interest on note payable to venturer      100           100         100
      Depreciation and amortization           3,704         3,430       3,573
                                         ----------      --------    ---------
                                             11,764        10,565      11,303
                                         ----------      --------    --------

     Operating income                    $      410      $  1,928    $  2,285
     Gains on sale of operating
      investment properties                   8,368            -            -
                                         ----------      --------    --------
     Net income                          $    8,778      $  1,928    $  2,285
                                         ==========      ========    ========

     Net income:
         Partnership's share of
          combined income               $    7,512      $  1,899    $  2,305
         Co-venturers' share of
           combined income (loss)            1,266            29         (20)
                                        ----------       -------    --------
                                        $    8,778      $  1,928    $  2,285
                                        ==========      ========    ========

                  Reconciliation of Partnership's Investment
                           March 31, 1996 and 1995
                                (in thousands)
                                                            1996        1995
                                                            ----        ----

      Partnership's share of capital at December 31,
         as shown above                                 $  31,060   $  40,217
      Partnership's share of ventures' current
         liabilities and long-term debt                         -       1,068
      Excess basis due to investments in joint
         ventures, net (1)                                  1,152       1,728
      Timing differences (2)                                   (6)     (3,126)
                                                        ---------   ---------
           Investments in unconsolidated joint ventures,
             at equity at March 31                      $  32,206   $  39,887
                                                        =========   =========

    (1)At March 31, 1996 and 1995, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by approximately $1,152,000 and $1,728,000, respectively. This amount, which relates to certain costs incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties (generally 30 years).

    (2)The timing differences between the Partnership's share of capital account balances and its investments in joint ventures consist of capital contributions made to joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in
       Note 2.

               Reconciliation of Partnership's Share of Operations
              For the years ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                             1995          1994         1993
                                             ----          ----         ----

      Partnership's share of operations,
         as shown above                   $  7,512     $  1,899      $  2,305
      Amortization of excess basis            (561)         (81)          (98)
                                          ---------    --------      --------
      Partnership's share of unconsolidated
         ventures' net income             $  6,951     $  1,818      $  2,207
                                          ========     ========      ========

       The  Partnership's  share of the net income of the  unconsolidated  joint
    ventures  is  presented  as  follows  in  the  accompanying   statements  of
    operations:


                                             1995          1994         1993
                                             ----          ----         ----

      Partnership's share of unconsolidated
         ventures' income                   $  185     $  1,818      $  2,207
      Partnership's share of gains on
        sale of operating investment
        properties                           6,766            -             -
                                           -------     --------      --------
                                           $ 6,951     $  1,818      $  2,207
                                           =======     ========      ========

       Investments in unconsolidated joint ventures, at equity is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to Partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

       Investments  in   unconsolidated   joint  ventures,   at  equity  on  the
   accompanying balance sheets is comprised of the following equity method carrying values (in thousands):
                                                          1996         1995

        Chicago-625 Partnership                       $  19,487    $   20,394
        Richmond Gables Associates                          353           711
        Daniel/Metcalf Associates Partnership            12,150        10,670
        TCR Walnut Creek Limited Partnership                182         1,204
        Portland Pacific Associates                          34         5,908
                                                      ---------     ---------
                                                         32,206        38,887
        Note receivable:
          Note receivable from TCR Walnut Creek Limited
            Partnership (see discussion below)                -         1,000
                                                      ---------    ----------
        Investments in unconsolidated joint ventures  $  32,206    $   39,887
                                                      ==========   ==========

        The Partnership received cash distributions from the unconsolidated ventures during the years ended March 31, 1996, 1995 and 1994 as set forth below (in thousands):

                                                1996        1995         1994
                                                ----        ----         ----

        Chicago-625 Partnership            $    1,158   $   1,114   $   1,252
        Richmond Gables Associates                158       5,573         600
        Daniel/Metcalf Associates Partnership     600       3,374       1,080
        TCR Walnut Creek Limited Partnership    3,216       7,803         770
        Portland Pacific Associates            10,434         885         660
        West Ashley Shoppes Associates              -           -         380
                                            ---------   ---------    --------
                                            $  15,566   $  18,749    $  4,742
                                            =========   =========    ========

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

      The aggregate cash investment made by the Partnership for its current interest was $26,010,000 (including an acquisition fee of $1,316,600 paid to PWPI and certain closing costs of $223,750). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners One Limited Partnership (PWEP1), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP1's cash investment for its current interest was $17,278,000 (including an acquisition fee of $383,400 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP1 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP1. The Partnership made Leasing Expense Contributions totalling $2,935,000 through March 31, 1993. No Leasing Expense Contributions have been made since March 31, 1993.

      During calendar 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. The Partnership's share of such amount is reflected in the Partnership's share of unconsolidated ventures' income in fiscal 1996. Such an annual charge will continue to be recorded in future periods.

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

      Net cash flow will be distributed as follows: First, a preference return, payable monthly, to the Partnership and PWEP1 of 9% of their respective net cash investments, as defined. Second, to the payment of any unpaid accrued interest and principal on all outstanding default notes. Third, to the payment of any unpaid accrued interest and principal on all outstanding operating notes. Fourth, 70% in total to the Partnership and PWEP1 and 30% to the co-venturer. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $7,549,000 at December 31, 1995.

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

      Proceeds from the sale or refinancing of the property shall be allocated as follows:

      First, to the payment of all unpaid accrued interest and principal on all outstanding default notes. Second, to the Partnership, PWEP1 and the co-venturer for the payment of all unpaid accrued interest and principal on all outstanding operating notes. Third, 100% to the Partnership and PWEP1 until they have received the aggregate amount of their respective Preference Return not yet paid. Fourth, 100% to the Partnership and PWEP1 until they have received an amount equal to their respective net investments. Fifth, 100% to the Partnership and PWEP1 until they have received an amount equal to the PWEP Leasing Expense Contributions less any amount previously distributed, pursuant to this provision. Sixth, 100% to the co-venturer until it has received an amount equal to $6,000,000, less any amount of proceeds previously distributed to the co-venturer, as defined. Seventh, 100% to the co-venturer until it has received an amount equal to any reduction in the amount of net cash flow that it would have received had the Partnership not incurred indebtedness in the form of operating notes. Eighth, 100% to the Partnership and PWEP1 until they have received $2,067,500, less any amount of proceeds previously distributed to the Partnership and PWEP1, pursuant to this provision. Ninth, 75% in total to the Partnership and PWEP1 and 25% to the co-venturer until the Partnership and PWEP1 have received $20,675,000, less any amount previously distributed to the Partnership and PWEP1, pursuant to this provision. Tenth, 100% to the Partnership and PWEP1 until the Partnership and PWEP1 have received an amount equal to a cumulative return of 9% on the PWEP Leasing Expense Contributions. Eleventh, any remaining balance will be distributed 55% in total to the Partnership and PWEP1 and 45% to the co-venturer.

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

      The aggregate cash investment by the Partnership for its interest was $9,076,982 (including an acquisition fee of $438,500 paid to PWPI and certain closing costs of $84,716). On November 7, 1994, the joint venture obtained a $5,200,000 first mortgage note payable which bears interest at 8.72% per annum. Principal and interest payments of $42,646 are due monthly through October 15, 2001 at which time the entire unpaid balance of principal and interest is due. The net proceeds of the loan were recorded as a distribution to the Partnership by the joint venture. The Partnership used the proceeds of the loan in conjunction with the retirement of the zero coupon loans described in Note 6. The Partnership has indemnified the joint venture and the related co-venture partners, against all liabilities, claims and expenses associated with the borrowing.

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

      During the Guaranty Period, which expired in September 1990, the co-venturer agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. Total mandatory payments contributed by the co-venturer amounted to $152,048 in 1990. At December 31, 1995, there was a cumulative unpaid preferred distribution payable to the Partnership of $1,529,000. This amount will be paid to the Partnership if and when there is available cash flow.

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

      The closing of this financing transaction was executed in conjunction with an amendment to the Partnership Agreement. The purpose of the amendment was to establish the portion of the new first mortgage loan which was used to repay the borrowing of the Partnership described in Note 6 (the "Partnership Component") as the sole responsibility of the Partnership. Accordingly, any debt service payments attributable to the Partnership Component will be deducted from the Partnership's share of operating cash flow distributions or sale or refinancing proceeds. Furthermore, all expenses associated with such portion of the new borrowing will be specifically allocated to the Partnership. The Partnership has agreed to indemnify the joint venture and co-venture partner against all losses, damages, liabilities, claims, costs, fees and expenses incurred in connection with the Partnership Component of the first mortgage loan. The portion of the new first mortgage loan which was used to repay the joint venture's $700,000 mortgage loan and to establish the Renovation and Occupancy Escrow will be treated as a joint venture borrowing subject to the terms and conditions of the original joint venture agreement.

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

      The co-venturer agreed to contribute to the joint venture all funds that were necessary so the joint venture could distribute to the Partnership its preference return for 36 months from the date of closing (the "Guaranty Period"). Contributions for the final 12 months of the Guaranty Period, which ended September 30, 1990, were in the form of mandatory loans. Such loans are non-interest bearing and will be repaid upon sale or refinancing of the Property. The Partnership's cumulative unpaid preferential return as of December 31, 1995 amounted to $2,747,000. If the joint venture requires additional funds after the Guaranty Period, and such funds are not available from third party sources, they are to be provided in the form of operating and capital deficit loans, 75% by the Partnership and 25% by the co-venturer. At December 31, 1995, the co-venturer was obligated to make additional capital contributions of at least $88,644 with respect to cumulative unfunded shortfalls in the Partnership's preferential return through September 30, 1990.

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

      The aggregate cash investment by the Partnership for its interest was $13,143,079 (including an acquisition fee of $602,400 payable to PWPI and certain closing costs of $40,679). The initial cash investment also includes the sum of $1,000,000 that was contributed in the form of a permanent nonrecourse loan to the venture on which the Partnership receives interest payments at the rate of 10% per annum until the commencement of the guaranty period, 9.5% per annum during the guaranty period and 10% per annum thereafter. On September 27, 1994, the joint venture obtained a $7,400,000 first mortgage note payable which bore interest at 8.54% per annum. Principal and interest payments of $31,598 were due monthly through September 2001 at which time the entire unpaid balance of principal and interest was to be due. The net proceeds of the loan were recorded as a distribution to the Partnership by the joint venture in fiscal 1995. The Partnership used the proceeds of the loan in conjunction with the retirement of the zero coupon loans described in Note 6.

      On December 29, 1995, TCR Walnut Creek Limited Partnership sold the Treat Commons Phase II Apartments to a third party for approximately $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. The Partnership was entitled to 100% of the net sale proceeds and cash flow from operations of the venture in accordance with the joint venture agreement. The Partnership distributed approximately $3.1 million of these net sale proceeds to the Limited Partners in a Special Distribution made on February 15, 1996. The remaining sale proceeds of approximately $1 million were retained by the Partnership for potential reinvestment in the Loehmann's Plaza property, where a significant renovation and re-leasing program is currently underway. The joint venture is presently in the process of winding up its operations and paying all final expenses. There may be a small distribution of residual cash to the Partnership during fiscal 1997 in connection with the final liquidation of the joint venture.

      Net income of the joint venture is allocated to the Partnership to the extent of net cash flow from operations. Any excess income or all net income, in the event there is no net cash flow from operations, is allocated 75% to the Partnership and 25% to the co-venturer. In general, net losses are allocated as follows: (i) prior to January 1, 1988, 1% to the Partnership and 99% to the co-venturer, and (ii) subsequent to December 31, 1987, 99% to the Partnership and 1% to the co-venturer. During the guaranty period, from September 1, 1988 to August 31, 1990, the co-venturer agreed to contribute to the joint venture all funds that were necessary to cover any deficits and to ensure that the joint venture could distribute the Partnership's preference return.

      The joint venture had entered into a management contract with an affiliate of the co-venturer which was cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee was 5% of gross revenues, as defined.

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

      On November 2, 1995, Portland Pacific Associates sold the Richmond Park and Richland Terrace Apartments to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of the $2 million borrowing described in Note 6. The Partnership distributed approximately $5.1 million of these net proceeds to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership for the potential future capital needs of the Partnership's commercial property investments. The joint venture is presently in the process of winding up its operations and paying all final expenses. There may be a small distribution of residual cash to the Partnership during fiscal 1997 in connection with the final liquidation of the joint venture.

      Net income and loss of the joint venture are allocated as follows: (1) income is allocated to the Partnership and co-venturer in the same proportion as cash distributions (2) then 75% to the Partnership and 25% to the co-venturer. Losses are allocated in proportion to net cash flow distributed.

      The joint venture had entered into a management contract with an affiliate of the co-venturer which was cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee was 5% of gross rents.

6.  Mortgage Notes Payable

        Mortgage notes payable on the consolidated balance sheets of the Partnership at March 31, 1996 and 1995 consist of the following (in thousands):

                                                     1996              1995
                                                     ----              ----

     9.125%  mortgage note payable to an
     insurance  company  secured  by the
     625 North Michigan Avenue operating
     investment property (see discussion
     below).  The loan requires  monthly
     principal and interest  payments of
     $55,000 through  maturity on May 1,
     1999.  The  terms of the note  were
     modified  effective  May 31,  1994.
     The fair value of the mortgage note
     approximated  its carrying value at
     March 31, 1996.                              $ 9,542             $ 9,657

     8.75%  mortgage  note payable to an
     insurance  company  secured  by the
     Asbury Commons operating investment
     property  (see  discussion  below).
     The loan requires monthly principal
     and  interest  payments  of $88,000
     through  maturity  on  October  15,
     2001.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying   value  at  December  31,
     1995.                                         6,897               6,980


     9.04%  mortgage  note payable to an
     insurance  company  secured  by the
     Saratoga   Center  and  EG&G  Plaza
     operating  investment property (see
     discussion    below).    The   loan
     requires   monthly   principal  and
     interest    payments   of   $36,000
     through  maturity  on  January  20,
     2002.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying   value  at  December  31,
     1995.                                         3,468               3,500
                                                 -------             -------

                                                 $19,907             $20,137
                                                 =======             =======

        The scheduled annual principal payments to retire mortgage notes payable are as follows (in thousands):

             Year ended March 31,

               1997           $  262
               1998              285
               1999              313
               2000            9,311
               2001              198
               Thereafter      9,538
                              ------
                             $19,907
                             =======

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

        On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek Limited Partnership joint venture. The $7.4 million loan was secured by the Treat Commons apartment complex, carried an annual interest rate of 8.54% and was scheduled to mature in 7 years. As discussed in Note 5, the Treat Commons property was sold and this loan obligation was repaid in full on December 29, 1995. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $88,000. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $43,000. On February 9, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates joint venture along with additional funds contributed by the Partnership. The $3.5 million loan is secured by the Hacienda Business Park, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $36,000. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by the Daniel/Metcalf Associates Partnership joint venture along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loans secured by the Gables and Loehmann's properties rests with the respective joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of these unconsolidated joint ventures. The Partnership has indemnified Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The net proceeds of these loans were recorded as distributions to the Partnership by the joint ventures in fiscal 1995.

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

      Future scheduled principal payments on bond assessments are as follows (in thousands):

          Year ended December 31,

                  1996           $      91
                  1997                 101
                  1998                 110
                  1999                 119
                  2000                 128
                  Thereafter         1,859
                                  --------
                                   $ 2,408

8.  Rental Revenue

      The buildings owned by Hacienda Park Associates and West Ashley Shoppes Associates are leased under noncancellable, multi-year leases. Minimum future rentals due under the terms of these leases at December 31, 1995 are as follows (in thousands):

                                    Future
                                    Minimum
                                    Contractual
                                    Payments

                  1996           $   2,485
                  1997               2,522
                  1998               2,354
                  1999               1,508
                  2000               1,245
                  Thereafter         1,955
                                ----------
                                  $ 12,069

9.  Legal Proceedings

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

      The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Equity Partners Two Limited Partnership, PaineWebber, Second Equity Partners, Inc. and PA1986 (1) failed to provide adequate disclosure of the risks involved;
    (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Equity Partners Two Limited Partnership., also allege that following the sale of the partnership interests, PaineWebber, Second Equity Partners, Inc. and PA1986 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second Equity Partners, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

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

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

10. Subsequent Events

      On May 15, 1996 the Partnership distributed $297,000 to the Limited Partners and $3,000 to the General Partners for the quarter ended March 31, 1996.


Schedule III - Real Estate and Accumulated Depreciation
                                      PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     March 31, 1996
                                                     (In thousands)

                                                 Cost
                                              Capitalized                                                             Life on Which
                             Initial Cost to   (Removed)                                                               Depreciation
                                  Joint      Subsequent to  Gross Amount at Which Carried at                             in Latest
                                 Venture       Acquisition          End of Year                                          Income
                                 Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation Construction Acquired is Computed


Shopping Center
 Charleston,
 SC             $    -    $ 4,243  $ 5,669   $   541        $ 3,799  $  6,654  $10,453   $ 1,921    1988      3/10/88  5 - 31.5 yrs.

Business Center
 Pleasanton,
 CA              5,876      3,315   23,337     (553)          3,370    22,729   26,099     6,029    1985     12/24/87  5 -25 yrs

Apartment Complex
 Atlanta, GA     6,897      1,702   11,950        -           1,639    12,013   13,652     2,831    1990     3/12/90   10 - 27.5 yrs
               -------     ------  -------  -------          ------- --------  -------   -------

               $12,773     $9,260  $40,956  $   (12)         $8,808   $41,396  $50,204   $10,781
               =======     ======  =======  =======          ======   =======  =======   =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal income  tax  purposes  is  approximately  $53,706.
(B) See Notes 6 and 7 to the Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                 1995         1994       1993
                                                 ----         ----       ----

  Balance at beginning of period              $ 49,783    $ 41,524    $ 41,433
  Consolidation of West Ashley joint venture         -      10,208           -
  Acquisitions and improvements                    421       1,077          91
  Write-offs due to disposals                        -      (3,026)          -
                                             ---------   ---------    --------
  Balance at end of period                   $  50,204   $  49,783    $ 41,524
                                             =========   =========    ========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period            $    8,895   $   8,947   $   7,723
  Consolidation of West Ashley joint venture         -       1,481           -
  Depreciation expense                           1,886       1,493       1,224
  Write-offs due to disposals                        -      (3,026)          -
                                             ---------  ----------   ----------
  Balance at end of period                   $  10,781  $    8,895   $   8,947
                                             =========  ==========   =========

(E)Costs removed subsequent to acquisition  includes $3,026 of fully depreciated  tenant  improvements  of the Hacienda  joint venture  written off in calendar 1994, as well as certain guaranty  payments received from the co-venturers in the consolidated joint ventures (see Note 4).

                         REPORT OF INDEPENDENT AUDITORS






The Partners of
PaineWebber Equity Partners Two Limited Partnership:

   We have audited the accompanying combined balance sheets of the 1995 and 1994 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1995 and 1994 and the related combined statements of income and changes in venturers' capital, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1995 and 1994 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1995 and 1994, and the combined results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 2 to the combined financial statements, in 1995 one of the Combined Joint Ventures adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."






                                         /S/ Ernst & Young LLP
                                         ERNST & YOUNG LLP





Boston, Massachusetts
February 22, 1996

                    1995 and 1994 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In thousands)

                                     Assets

                                                      1995         1994
Current assets:
   Cash and cash equivalents                        $    751   $     249
   Accounts receivable, net of allowance
     for doubtful accounts of $101 ($50 in 1994)         808       1,036
   Prepaid expenses                                        9          14
                                                    --------   ---------
      Total current assets                             1,568       1,299

Operating investment properties:
   Land                                               15,222      19,999
   Buildings, improvements and equipment              59,065      72,217
   Construction in progress                            1,485         112
                                                   ---------  ----------
                                                      75,772      92,328
   Less accumulated depreciation                     (19,680)    (20,971)
                                                  ---------   ----------
                                                      56,092      71,357

Escrowed funds                                         1,749       1,328
Due from affiliates                                      269         269
Deferred expenses, net of accumulated
 amortization of $1,100 ($904 in 1994)                 1,491       1,423
Other assets                                           1,426       1,442
                                                  ----------  ----------
                                                   $  62,595   $  77,118
                                                   =========   =========

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and accrued expenses           $     270  $      414
   Accounts payable - affiliates                          21         101
   Accrued real estate taxes                           2,047       2,309
   Distributions payable to venturers                     52          65
   Current portion - long-term debt                      115         154
                                                  ----------  ----------
        Total current liabilities                      2,505       3,043

Tenant security deposits                                 253         178

Subordinated management fee payable to affiliate          50          50

Note payable to venturer                                   -       1,000

Long-term debt                                         8,982      13,127

Venturers' capital                                    50,805        59,720
                                                  ----------    ----------
                                                   $  62,595   $  77,118
                                                   =========   =========

                             See accompanying notes.

                    1995 and 1994 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                  COMBINED STATEMENTS OF INCOME AND CHANGES IN
                     VENTURERS' CAPITAL For the years ended
                           December 31, 1995 and 1994
                                 (In thousands)

                                                        1995       1994
Revenues:
   Rental income and expense reimbursements         $ 11,844  $   12,204
   Interest and other income                             330         289
                                                    --------  ----------
                                                      12,174      12,493

Expenses:
   Real estate taxes                                   2,248       2,565
   Depreciation and amortization                       3,704       3,421
   Property operating expenses                           908         760
   Repairs and maintenance                             1,093       1,037
   Management fees                                       459         463
   Professional fees                                      88         122
   Salaries                                              882         844
   Advertising                                            71          64
   Interest expense on long-term debt                  1,535         309
   Interest on note payable to venturer                  100         100
   General and administrative                            564         485
   Bad debt expense                                        1         317
   Other                                                 111          78
                                                    --------  ----------
                                                      11,764      10,565

Operating income                                         410       1,928

Gains on sale of operating investment properties       8,368           -
                                                    --------  ----------

Net income                                             8,778       1,928

Contributions from venturers                           1,494         385

Distributions to venturers                          (19,187)      (17,146)

Venturers' capital, beginning of year                 59,720      74,553
                                                  ----------  ----------

Venturers' capital, end of year                    $  50,805   $  59,720
                                                   =========   =========



                             See accompanying notes.

                    1995 and 1994 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      COMBINED STATEMENTS OF CASH FLOW For
                    the year ended December 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                           1995       1994
Cash flows from operating activities:
   Net income                                           $ 8,778      $  1,928
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                      3,704          3,421
      Amortization of deferred financing costs             169             11
      Gains on sale of operating investment
        properties                                     (8,368)              -
      Changes in assets and liabilities:
         Accounts receivable, net                         228             125
         Prepaid expenses                                   5               1
         Other current assets                               -              13
         Escrowed funds                                   129          (1,219)
         Deferred expenses                               (269)           (230)
         Other assets                                      16             297
         Accounts payable and accrued expenses           (144)           (12)
         Accounts payable - affiliates                      6            (67)
         Tenant security deposits                          75             47
         Accrued real estate taxes                       (262)          (183)
                                                    ----------      --------
           Total adjustments                           (4,711)         2,204
                                                    ----------      --------
           Net cash provided by operating
               activities                               4,067          4,132

Cash flows from investing activities:
   Additions to operating investment properties       (2,044)         (1,171)
   Purchase of investment securities                       -            (534)
   Proceeds from sale of investment securities             -           1,264
   Proceeds from sale                                 15,542               -
   Selling costs from sale                              (587)              -
   Increase in restricted cash                          (550)              -
                                                   ---------       ---------
           Net cash provided by (used in)
               investing activities                   12,361           (441)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt            3,829          12,600
   Principal payments on long-term debt                 (891)           (19)
   Repayment of partner advances                         (86)             -
   Repayment of note payable to partner               (1,000)             -
   Distributions to venturers                        (19,241)       (17,122)
   Capital contributions from venturers                1,494            385
   Payment of deferred loan costs                        (31)          (249)
                                                   ----------     ---------
           Net cash used in financing activities     (15,926)        (4,405)
                                                   ----------     ---------

Net increase (decrease) in cash and
  cash equivalents                                       502           (714)
Cash and cash equivalents, beginning of year             249            963
                                                   ---------      ---------
Cash and cash equivalents, end of year             $     751      $     249
                                                   =========      =========
Cash paid during the year for interest             $   1,071      $     164
                                                   =========      =========

                             See accompanying notes.

                    1995 AND 1994 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


1.   Organization

       The accompanying financial statements of the 1995 and 1994 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership (Combined Joint Ventures) include the accounts of Chicago-625 Partnership, an Illinois general partnership; Richmond Gables Associates, a Virginia general partnership; Daniel/Metcalf Associates Partnership, a Kansas general partnership; TCR Walnut Creek Limited Partnership, a Texas limited partnership; Portland Pacific Associates, a California general partnership and West Ashley Shoppes Associates, a Virginia limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Equity Partners Two Limited Partnership ("EP2").

       The financial statements of the Combined Joint Ventures have been prepared based on the periods that EP2 held an interest in the individual joint ventures. The dates of EP2's acquisition of interests in the joint ventures are as follows:
                                                        Date of Acquisition
                  Joint Venture                            of Interest

            Chicago-625 Partnership                   December 16, 1986
            Richmond Gables Associates                September 1, 1987
            Daniel/Metcalf Associates Partnership     September 30, 1987
            TCR Walnut Creek
              Limited Partnership                     December 24, 1987 (1)
            Portland Pacific Associates               January 12, 1988 (2)


   (1) On December 29, 1995, the TCR Walnut Creek Limited Partnership sold its operating investment property and is presently in the process of winding up its operations. In accordance with its partnership agreement, the joint venture will be liquidated during 1996.

   (2) On November 2, 1995, Portland Pacific Associates sold its two operating investment properties and is presently in the process of winding up its operations. In accordance with its partnership agreement, Portland Pacific Associates will be liquidated during 1996.

2.  Summary of significant accounting policies

    Operating investment properties

        Effective for 1995, Chicago-625 Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. All of the other joint ventures record their investments in operating investment properties at the lower of cost, reduced by accumulated depreciation, or net realizable value. These joint ventures have reviewed SFAS 121, which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on their financial statements.

       Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally 5 to 31.5 years. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording an additional annual depreciation charge of $350,000 in 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. Such an annual charge will continue to be recorded in future periods. The Combined Joint Ventures capitalized property taxes and interest incurred during the construction period of the projects along with the costs of identifiable improvements. The Combined Joint Ventures also capitalized certain acquisition, construction and guaranty fees paid to affiliates. In certain circumstances the carrying values of the operating properties have been adjusted for mandatory payments received from venture partners.

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

    Fair value of financial instruments

        The carrying amount of cash and cash equivalents, tenant receivables, escrowed funds, due from affiliates and other current and long-term liabilities (with the exception of long-term debt) approximates their respective fair values at December 31, 1995 due to the short-term maturities of such instruments. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

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

    d.  TCR Walnut Creek Limited Partnership

         The joint venture formerly owned and operated Treat Commons Phase II Apartments, a 160-unit apartment complex located in Walnut Creek, California. On December 29, 1995, TCR Walnut Creek Limited Partnership sold the Treat Commons Phase II Apartments to a third party for approximately $12.1 million. EP2 received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. EP2 was entitled to 100% of the net sale proceeds and cash flow from operations of the venture in accordance with the joint venture agreement. The joint venture recognized a gain of $3,594,000 on the sale, representing the amount by which the sale proceeds exceeded the net carrying amount of the operating investment property at the date of the sale. The joint venture is presently in the process of winding up its operations and paying all final expenses. There may be a small distribution of residual cash to EP2 during 1996 in connection with the final liquidation of the joint venture.

    e.   Portland Pacific Associates

        The joint venture formerly owned and operated two apartment complexes, Richmond Park Apartments and Richland Terrace Apartments, which contain a total of 183 units located in Washington County, Oregon. On November 2, 1995, Portland Pacific Associates sold the Richmond Park and Richland Terrace Apartments to a third party for $11 million. EP2 received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million borrowing of EP2's which encumbered the property. The joint venture recognized a gain of $4,774,000 on the sale, representing the amount by which the sale proceeds exceeded the net carrying amount of the operating investment properties at the date of the sale. The joint venture is presently in the process of winding up its operations and paying all final expenses. There may be a small distribution of residual cash to EP2 during 1996 in connection with the final liquidation of the joint venture.

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

                                      Guaranty Period     Mandatory Loan Period

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

       As of December 31, 1995, the co-venturer in the Daniel/Metcalf Associates Partnership is obligated to make additional capital contributions of at least $89,000 (subject to adjustment pending the venture partners' determination of an additional amount, if any, of working capital reserves to be funded by the co-venturer) with respect to cumulative unfunded shortfalls in EP2's preferred return through September 30, 1990. Such additional capital contributions are not recorded as a receivable in the accompanying financial statements.

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

       Accounts payable - affiliates at both December 31, 1995 and 1994 includes $15,000 owed to EP2 for organization costs paid in connection with the formation of Portland Pacific Associates. Accounts payable - affiliates at December 31, 1995 and 1994 also include $6,000 and $1,000, respectively, payable to related parties of Portland Pacific Associates in connection with services rendered to the venture. In addition, accounts payable - affiliates at December 31, 1994 also includes advances totalling $86,000 from the venture partners of Portland Pacific Associates.

5.  Capital Reserves

       The joint venture agreements generally provide that reserves for future capital expenditures be established and administered by affiliates of the co-venturers. The co-venturers are to pay periodically into the reserve (as defined) as funds are available after paying all expenses and the EP2 preferred distribution. No contributions were made to the reserves in 1995 or 1994.

6.  Rental Revenues

       Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements.

       Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                  1996           $   6,251
                  1997               5,223
                  1998               4,819
                  1999               4,407
                  2000               4,233
                  Thereafter         6,871
                                 ---------
                                 $  31,804
                                 =========

       Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $2,787,000 of the rental revenue generated by that property for 1995.

7.  Note Payable to Venturer

       Note payable to venturer at December 31, 1994 consisted of an unsecured permanent loan provided by EP2 to the Treat Commons joint venture in the amount of $1,000,000. Interest-only payments on the permanent loan were at 10% per annum, payable quarterly. Principal was scheduled to be due December 2012. On December 29, 1995, the Treat Commons joint venture repaid the $1,000,000 loan to EP2 from the proceeds of the sale of the operating investment property, as discussed further in Note 3. Interest expense on this note payable was $100,000 in 1995 and 1994.

8.  Long-Term Debt

        Long term debt payable at December 31, 1995 and 1994 consists of the following (in thousands):

                                                  1995            1994
                                                  ----            ----

          Variable  rate  mortgage  note
     payable to a third party secured by
     the  Loehmann's   Plaza   operating
     investment   property.   The   loan
     required monthly interest  payments
     based on the  prime  rate plus 1.5%
     per annum  (9.25% at  December  31,
     1994)  with  an  extended  maturity
     date   of   February    1995   (see
     discussion       of      subsequent
     refinancing below).                      $      -           $     700

          8.54% mortgage note payable to
     an insurance company secured by the
     Treat    Commons    II    operating
     investment   property.   The   loan
     required   monthly   principal  and
     interest  payments  of $32  through
     maturity  on October  15, 2001 (see
     discussion below).                             -                 7,386

          9.04% mortgage note payable to
     an insurance company secured by the
     Loehmann's      Plaza     operating
     investment   property.   The   loan
     requires   monthly   principal  and
     interest  payments  of $35  through
     maturity on February  15, 2003 (see
     discussion below).                         3,963                     -

          8.72% mortgage note payable to
     an insurance company secured by the
     The  Gables  operating   investment
     property. The loan requires monthly
     principal and interest  payments of
     $43 through maturity on October 15,
     2001 (see discussion below).              5,134                 5,195
                                               -----                ------
                                               9,097                13,281
    Less:  current portion                      (115)                 (154)
                                             -------             ---------
                                             $ 8,982             $  13,127
                                             =======             =========

       On September 27, 1994, a mortgage payable was obtained by the Treat Commons joint venture in the initial principal amount of $7,400,000. This loan was secured by a deed of trust on the operating investment property and a security agreement with a assignment of rents. The net proceeds from this financing transaction were distributed to EP2 per the agreement of the partners. EP2 used the proceeds in conjunction with the repayment of the encumbrances described in Note 9. As discussed further in Note 3, this mortgage note was repaid in full on December 29, 1995 in conjunction with a sale of the operating investment property.

       On November 7, 1994,  a mortgage  note  payable was  obtained by Richmond
    Gables Associates in the initial principal amount of $5,200,000. The mortgage payable is secured by a deed of trust on the venture's operating investment property and a collateral assignment of the venture's interest in the leases. The net proceeds from this mortgage note payable were remitted directly to EP2 per the agreement of the partners. EP2 used the proceeds of the loan in conjunction with the repayment of the encumbrances described in
    Note 9. The fair value of this mortgage note approximated its carrying value as of December 31, 1995.

       On January 27, 1995 the Loehmann's Plaza joint venture obtained a first mortgage loan secured by the venture's operating investment property in the initial principal amount of $4,000,000. The proceeds of the loan were used to repay, in full, the $700,000 mortgage loan described above and to establish a Renovation and Occupancy Escrow in the amount of $550,000. The remainder of the proceeds, along with additional funds contributed by EP2, were used to repay, in full, the borrowing described in Note 9. Funds may be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of certain of the planned renovations referred to in Note 10 in the event that the venture satisfies certain requirements which include specified occupancy and rental income thresholds. If such requirements has not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that EP2 unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds. The fair value of this mortgage note approximated its carrying value as of December 31, 1995.

       The closing of the Loehmann's Plaza financing transaction described above was executed in conjunction with an amendment to the Joint Venture Agreement. The purpose of the amendment was to establish the portion of the new first mortgage loan which was used to repay the borrowing of EP2 described in Note 9 ("the PWEP Component") as the sole responsibility of EP2. Accordingly, any debt service payments attributable to the PWEP
    Component will be deducted from PWEP's share of operating cash flow distributions or sale or refinancing proceeds. Furthermore, all expenses associated with such portion of the new borrowing will be specifically allocated to PWEP. PWEP has agreed to indemnify the joint venture and the co-venturer against all losses, damages, liabilities, claims, costs, fees and expenses incurred in connection with the PWEP Component of the first mortgage loan. The portion of the new first mortgage loan which was used to repay the venture's $700,000 mortgage loan and to establish the Renovation and Occupancy Escrow will be treated as a joint venture borrowing subject to the terms and conditions of the original Joint Venture Agreement.

        The scheduled annual principal payments to retire long-term debt are as follows (in thousands):

                  1995               $   115
                  1996                   125
                  1997                   137
                  1998                   150
`                 1999                   163
                  Thereafter           8,407
                                     -------
                                     $ 9,097
                                     =======

9.  Encumbrances on Operating Investment Properties

       Under the terms of the joint venture agreements, EP2 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. EP2 (together in one instance with an affiliated partnership) had exercised its options pursuant to this arrangement by issuing certain zero coupon notes between April and June of 1988. The operating investment properties of all of the Combined Joint Ventures had been pledged as security for these loans which were scheduled to mature in 1995. During calendar 1994, the portion of the zero loans secured by Treat Commons, The Gables, Richmond Park and Richland Terrace properties were repaid in full from the proceeds of new mortgage loans obtained by certain of the joint ventures as described in Note 8. On February 10, 1995 the zero coupon note secured by Loehmann's Plaza, due to mature in June of 1995, was repaid in full with the proceeds of a loan obtained by this joint venture (see Note 8).

       The zero coupon loan secured by the 625 North Michigan Office Building had required that if the loan ratio, as defined, exceeded 80%, then EP2, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed EP2 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, EP2 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether EP2 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,342,000, which was funded by EP2 and its affiliated partnership in the ratios of 59% and 41%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. Under the terms of the modification and extension agreement, this loan remains a direct obligations of EP2 and its affiliate and, therefore, is not reflected in the accompanying financial statements. EP2 is required to make all loan payments and has indemnified the joint venture and the other partners against all liabilities, claims and expenses associated with this borrowing. At December 31, 1995, the aggregate indebtedness of EP2 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,953,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from EP2 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheets.

10. Property Renovation

       During 1994 and 1995, the Loehmann's Plaza joint venture incurred certain architectural, engineering and other costs relating to a major renovation of its operating property. These costs have been capitalized and are included in the construction in progress account in the accompanying balance sheet. The total cost of the renovation is estimated to be between $2,500,000 and $3,000,000. EP2 is expected to make additional capital contributions, as needed, sufficient to cover the cost of this renovation.

Schedule III - Real Estate and Accumulated Depreciation
                                        1995 AND 1994 COMBINED JOINT VENTURES OF
                                  PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1995
                                                     (In thousands)

                                                 Cost
                                              Capitalized                                                           Life on Which
                             Initial Cost to   (Removed)                                                               Depreciation
                                 Joint        Subsequent to  Gross Amount at Which Carried at                             in Latest
                                 Venture      Acquisition          End of Year                                            Income
                                 Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation Construction Acquired is Computed
 COMBINED JOINT VENTURES:
Office Building
 Chicago, IL   $ 15,953    $ 8,112  $35,682    $5,748      $ 8,112  $41,430   $49,542 $13,731      1968        12/16/86  5 - 17 yrs

Shopping Center
 Overland Park,
 KS              3,963       6,265    8,874     2,581        6,215   11,505    17,720   2,863      1980        9/30/87  7 - 31.5 yrs

Apartment Complex
 Richmond, VA    5,134         963    7,906      (359)         895    7,615     8,510   3,086      1987        9/1/87   10 -27.5 yrs
             ----------    -------  -------    -------    -------- --------   ------  -------

              $25,050      $15,340   $52,462   $7,970     $15,222  $60,550    $75,772 $19,680
              ========     =======   =======   ======     =======  =======    ======= =======
Notes
(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal  income tax  purposes is  approximately $75,020.

(B) See Notes 8 and 9 to the Combined  Financial  Statements for a description of the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                            1995              1994
                                            ----              ----
  Balance at beginning of period        $ 92,328         $  92,013
  Acquisitions and improvements            2,044             1,221
  Decrease due to sales                  (18,600)                -
  Write-offs due to disposals                  -              (906)
                                        --------         ---------
  Balance at end of period              $ 75,772         $  92,328
                                        ========         =========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period       $  20,971        $   18,785
  Depreciation expense                     2,756             3,092
  Decrease due to sales                   (4,047)                -
  Write-offs due to disposals                  -              (906)
                                       ---------        ----------
 Balance at end of period              $  19,680        $   20,971
                                       =========        ==========



                              REPORT OF INDEPENDENT AUDITORS






The Partners of
PaineWebber Equity Partners Two Limited Partnership:

   We have audited the accompanying combined balance sheets of the 1993 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1993 and 1992 and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1993 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                          /S/Ernst & Young LLP
                                          ERNST & YOUNG LLP




Boston, Massachusetts
March 18, 1994, except for Note 9,
as to which the date is
May 16, 1994, and
the second paragraph of Note 8,
as to which the date is
June 13, 1994

                         1993 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1993 and 1992
                                 (In thousands)

                                     Assets

                                                           1993         1992
Current assets:
   Cash and cash equivalents                             $  1,203    $  2,300
   Investments                                                730           -
   Accounts receivable, net of allowance
     for doubtful accounts
     of $571 ($331 in 1992)                                 1,384       1,389
   Accounts receivable - affiliates                             -         116
   Prepaid expenses                                            20          35
   Other current assets                                        53          50
                                                         ---------   --------
        Total current assets                                3,390       3,890

Operating investment properties:
   Land                                                    24,248      24,248
   Buildings, improvements and equipment                   78,105      77,489
                                                         --------    --------
                                                          102,353     101,737
   Less accumulated depreciation                          (20,062)    (16,832)
                                                         ---------   ---------
                                                           82,291      84,905

Escrow funds                                                   62          58
Due from affiliates                                           269         269
Deferred expenses, net of accumulated
 amortization of $1,753 ($1,445 in 1992)                    1,789       1,912
Other assets, net                                           1,879       1,949
                                                         --------    --------
                                                         $ 89,680    $ 92,983
                                                         ========    ========

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and accrued expenses                $     591   $     591
   Accounts payable - affiliates                              168         164
   Accrued real estate taxes                                2,492       2,432
   Distributions payable to venturers                         506         474
   Current portion - notes payable                            700           -
                                                        ---------   ---------
        Total current liabilities                           4,457       3,661

Tenant security deposits                                      151         153

Subordinated management fee payable to affiliate               50          50

Notes payable                                               1,000       1,700

Venturers' capital                                         84,022      87,419
                                                        ---------   ---------
                                                         $ 89,680    $ 92,983
                                                         ========    ========

                             See accompanying notes.

                         1993 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                  COMBINED STATEMENTS OF INCOME AND CHANGES IN
                     VENTURERS' CAPITAL For the years ended
                        December 31, 1993, 1992 and 1991
                                 (In thousands)

                                                1993        1992        1991
                                                ----        ----        ----
Revenues:
   Rental income and expense reimbursements   $13,547     $13,508     $13,493
   Interest income                                 41          44          69
                                              -------     -------     -------
                                               13,588      13,552      13,562

Expenses:
   Real estate taxes                            3,082       2,983       3,014
   Depreciation and amortization                3,573       3,592       3,615
   Property operating expenses                    810         797         819
   Repairs and maintenance                      1,170         938       1,069
   Management fees                                482         478         485
   Professional fees                              137         104         118
   Salaries                                       765         700         712
   Advertising                                     63          66          70
   Interest expense                               162         173         204
   General and administrative                     663         530         519
   Bad debt expense                               273          97          10
   Other                                          123         120         187
                                              -------     -------     -------
                                               11,303      10,578      10,822
                                              -------     -------     -------

Net income                                      2,285       2,974       2,740

Contributions from venturers                        -         295       1,725

Distributions to venturers                     (5,682)     (5,182)     (5,665)

Venturers' capital, beginning of year          87,419      89,332      90,532
                                             --------    --------    --------

Venturers' capital, end of year               $84,022     $87,419     $89,332
                                              =======     =======     =======







                             See accompanying notes.

                         1993 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      COMBINED STATEMENTS OF CASH FLOWS For
                   the years ended December 31, 1993, 1992 and
                                      1991
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1993        1992        1991
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                                 $ 2,285     $ 2,974     $ 2,740
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization             3,573       3,592       3,615
      Changes in assets and liabilities:
         Accounts receivable                        5         (67)        102
         Accounts receivable - affiliates           -           -         (43)
         Prepaid expenses                          15          (1)         (1)
         Other current assets                      (3)          8         (41)
         Escrow funds                              (4)         (4)         (4)
         Other assets                              67        (123)     (1,134)
         Accounts payable and accrued expenses    (23)        203        (152)
         Accounts payable - affiliates              4          23           -
         Tenant security deposits                  (2)          4           1
         Accrued real estate taxes                 60        (109)        133
                                            ---------   ---------    --------
           Total adjustments                    3,692       3,526       2,476
                                            ---------   ---------    --------
           Net cash provided by operating
             activities                         5,977       6,500       5,216

Cash flows from investing activities:
   Additions to operating investment properties  (648)       (513)     (1,085)
   Increase in deferred expenses                 (185)       (274)        (47)
   Purchase of investment securities             (730)           -          -
                                            ---------   ---------    --------
           Net cash used in investing
             activities                        (1,563)      (787)     (1,132)

Cash flows from financing activities:
   Distributions to venturers                  (5,533)     (4,964)     (5,496)
   Proceeds from capital contributions              -         281       1,714
   Principal payments under capital
     lease obligation                               -       (112)         (89)
                                            ---------   ---------    --------
           Net cash used in financing
             activities                       (5,533)    (4,795)      (3,871)
                                            ---------   ---------    --------

Net increase (decrease) in cash
  and cash equivalents                         (1,119)       918         213

Cash and cash equivalents, beginning of year    2,322      1,404       1,191
                                            ---------   ---------    --------

Cash and cash equivalents, end of year      $   1,203    $ 2,322     $ 1,404
                                            =========    =======     =======

Cash paid during the year for interest      $     149    $   170     $   196
                                            =========    =======     =======







                             See accompanying notes.

                         1993 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements

1.   Organization

       The accompanying financial statements of the 1993 Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership (Combined Joint Ventures) include the accounts of Chicago-625 Partnership, an Illinois general partnership; Richmond Gables Associates, a Virginia general partnership; Daniels/Metcalf Associates Partnership, a Kansas general partnership; TCR Walnut Creek Limited Partnership, a Texas limited partnership; Portland Pacific Associates, a California general partnership and West Ashley Shoppes Associates, a Virginia limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Equity Partners Two Limited Partnership ("EP2").

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

                                      Guaranty Period      Mandatory Loan Period

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

       Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                     1994          $ 7,200
                     1995            6,169
                     1996            5,317
                     1997            4,416
                     1998            4,280
                     Thereafter     14,337
                                   -------
                                   $41,719
                                   =======

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

Schedule III - Real Estate and Accumulated Depreciation
                                            1993 COMBINED JOINT VENTURES OF
                                  PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1993
                                                     (In thousands)

                                                 Cost
                                              Capitalized                                                           Life on Which
                             Initial Cost to   (Removed)                                                               Depreciation
                                 Joint        Subsequent to  Gross Amount at Which Carried at                             in Latest
                                 Venture      Acquisition          End of Year                                            Income
                                 Buildings &  Buildings &        Buildings &         Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total Depreciation Construction Acquired is Computed
 COMBINED JOINT VENTURES:
Office Building
 Chicago, IL   $ 17,006   $ 8,112    $35,682   $5,116       $8,112  $40,799    $48,911   $10,807      1968    12/16/86  5 - 30 yrs

Shopping Center
 Overland Park,
 KS               4,383    6,265      8,874    1,113        6,265    9,987      16,252     2,193      1980    9/30/87   7 - 31.5 yrs

Apartment Complex
 Richmond, VA     2,169      964      7,906     (378)         901    7,591       8,492     2,289      1987    9/1/87   10 - 27.5 yrs

Apartment Complex
 Walnut Creek,
 CA               4,124    3,984      1,112    5,185        3,995    6,285      10,280     1,787      1988   12/24/87  5 - 27.5 yrs

Apartment Complex
 Portland, OR     1,942      732      7,268       78          732    7,346       8,078     1,709      1986   1/12/88    5 - 27.5 yrs

Shopping Center
 Charleston, SC   2,499    4,242      5,669      429        4,243    6,097      10,340     1,277      1988   3/10/88   15 - 31.5 yrs
                 ------  -------    -------  -------     --------  -------     -------  --------

               $ 32,123  $24,299    $66,511  $11,543     $ 24,248  $78,105    $102,353   $20,062
               ========  =======    =======  =======     ========  =======    ========   =======
Notes
(A)  The  aggregate  cost of real estate  owned at December 31, 1993 for Federal  income tax  purposes is approximately $91,684,000.

(B)  See Notes 7 and 8 to the Combined Financial Statements for a description of the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                            1993         1992       1991
                                            ----         ----       ----
  Balance at beginning of period        $101,737    $101,291    $100,083
  Acquisitions and improvements              648         513       1,208
  Write-offs due to disposals                (32)        (67)          -
                                        --------    --------    --------
  Balance at end of period              $102,353    $101,737    $101,291
                                        ========    ========    ========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period        $ 16,832    $ 13,632    $ 10,462
  Depreciation expense                     3,262       3,268       3,170
  Write-offs due to disposals                (32)        (68)          -
                                        --------    --------    --------
  Balance at end of period              $ 20,062    $ 16,832    $ 13,632
                                        ========    ========    ========