Form 10-Q
period 1996-06-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1996-08-13
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                      June 30        March 31
                                                      -------        --------

Operating investment properties:
   Land                                             $  8,808         $  8,808
   Building and improvements                          41,508           41,396
                                                    --------         --------
                                                      50,316           50,204
   Less accumulated depreciation                     (11,135)         (10,781)
                                                    --------         --------
                                                      39,181           39,423

Investments in unconsolidated joint ventures,
  at equity                                           32,194          32,206
Cash and cash equivalents                              5,334            5,126
Escrowed cash                                            207              150
Accounts receivable                                      112              261
Accounts receivable - affiliates                          15               15
Net advances to consolidated ventures                      -               78
Prepaid expenses                                          11               29
Deferred rent receivable                                 795              731
Deferred expenses, net                                   628              703
                                                    --------         --------
                                                    $ 78,477         $ 78,722
                                                    ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses              $     377        $     283
Net advances from consolidated ventures                  268                -
Tenant security deposits                                 114               96
Bonds payable                                          2,414            2,408
Mortgage notes payable                                19,827           19,907
Other liabilities                                        349              349
Partners' capital                                     55,128           55,679
                                                    --------         --------
                                                   $  78,477        $  78,722
                                                   =========        =========




                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                    CONSOLIDATED  STATEMENTS OF OPERATIONS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit data)

                                               1996           1995
                                               ----           ----

Revenues:
   Rental income and expense
     reimbursements                           $  1,197      $  1,099
   Interest and other income                        76            51
                                              --------      --------
                                                 1,273         1,150

Expenses:
   Property operating expenses                     348           322
   Depreciation and amortization                   481           389
   Interest expense                                515           506
   General and administrative                      138           132
   Real estate taxes                               116            99
                                              --------      --------
                                                 1,598         1,448
Operating loss                                    (325)         (298)

Investment income:
   Interest income on note receivable
     from unconsolidated venture                     -            25
   Partnership's share of unconsolidated
     ventures' income                               76           230
                                              --------      --------

Net loss                                     $    (249)      $   (43)
                                             ==========      =======

Net loss per 1,000 Limited
  Partnership Units                            $  (1.86)     $  (0.32)
                                               =========     ========

Cash distributions per 1,000 Limited
  Partnership Units                              $  2.21       $ 4.72
                                                 =======       ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.













                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended June 30, 1996 and 1995 (Unaudited)
                                (In thousands)

                                                 General          Limited
                                                 Partners         Partners
                                                 --------         --------

Balance at March 31, 1995                        $   (527)        $  61,126
Cash distributions                                     (7)             (634)
Net loss                                               (1)              (42)
                                                 --------         ---------
Balance at June 30, 1995                         $   (535)        $  60,450
                                                 ========         =========

Balance at March 31, 1996                        $   (494)        $  56,173
Cash distributions                                     (3)             (299)
Net loss                                               (2)             (247)
                                                 --------         ---------
Balance at June 30, 1996                         $   (499)        $  55,627
                                                 =========        =========

































                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                         1996            1995
                                                         ----            ----
Cash flows from operating activities:
   Net loss                                          $  (249)          $  (43)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Partnership's share of unconsolidated
       ventures' income                                  (76)            (230)
     Depreciation and amortization                       481              389
     Amortization of deferred financings costs            16                5
      Changes in assets and liabilities:
      Escrowed cash                                      (57)             (67)
      Accounts receivable                                149              (43)
      Accounts receivable - affiliates                     -               (2)
      Prepaid expenses                                    18               (4)
      Deferred rent receivable                           (64)             (48)
      Deferred expenses                                  (68)              41
      Accounts payable and accrued expenses               94              (51)
      Advances to (from) consolidated ventures           346              (29)
      Tenant security deposits                            18               (2)
      Other liabilities                                    -                1
                                                         ----            ----
          Total adjustments                               857             (40)
                                                         ----            ----
          Net cash provided by (used in)
          operating activities                            608             (83)
                                                         ----            ----

Cash flows from investing activities:
   Distributions from unconsolidated ventures            600              629
   Additional investments in unconsolidated ventures    (512)            (247)
   Payment of leasing commissions                          -                -
   Additions to operating investment properties         (112)             (45)
                                                         ----            ----
          Net cash provided by (used in)
          investing activities                           (24)             337
                                                         ----            ----

Cash flows from financing activities:
   Distributions to partners                            (302)            (641)
   Repayment of principal on long term debt              (74)             (67)
                                                         ----            ----

        Net cash used in financing activities           (376)            (708)
                                                         ----            ----

Net increase (decrease) in cash and cash equivalents     208             (454)

Cash and cash equivalents, beginning of period         5,126            1,827
                                                        ----            -----

Cash and cash equivalents, end of period              $5,334          $ 1,373
                                                      ======          =======

Cash paid during the period for interest             $   476          $   549
                                                     =======          =======

                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


1.  Organization

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1996.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Related Party Transactions

      Included in general and administrative expenses for the three months ended June 30, 1996 and 1995 is $65,000 and $70,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended June 30, 1996 and 1995 is $7,000 and $1,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

      Accounts receivable - affiliates at June 30, 1996 and March 31, 1996 consist of $15,000 at both dates due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

3.  Investments in Unconsolidated Joint Ventures

      As of June 30, 1996, the Partnership had investments in three unconsolidated joint venture partnerships (five at June 30, 1995) which own operating investment properties as described further in the Partnership's Annual Report. On November 2, 1995, the joint venture which owned the Richmond Park and Richland Terrace Apartments sold the properties to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million short-term loan collaterilized by the Partnership's share of the sale proceeds. The Partnership distributed approximately $5.1 million of these net proceeds to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership for the capital needs of the Partnership's commercial properties. In addition, on December 29, 1995 the joint venture which owned the Treat Commons II Apartments sold the property to a third party for $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of $7.3 million. The Partnership distributed approximately $3.1 million of these net sale proceeds to the Limited Partners in a Special Distribution made on February 15, 1996. The remaining sale proceeds of approximately $1 million were retained by the Partnership for potential reinvestment in the Loehmann's Plaza property, where a significant renovation and re-leasing program is currently underway.

      The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                   Condensed Combined Summary of Operations
     For the three months ended March 31, 1996 and 1995 (in thousands)

                                               1996         1995
                                               ----         ----
Revenues:
   Rental revenues and expense recoveries    $  2,319      $3,021
   Interest and other income                      160         207
                                                2,479       3,228

Expenses:
   Property operating expenses                    778         942
   Real estate taxes                              542         693
   Interest expense                               221         389
   Depreciation and amortization                  806         911
                                             --------     -------
                                                2,347       2,935
                                             --------     -------
   Net income                                $    132    $    293
                                             ========    ========

   Net income:
     Partnership's share of
        combined income                      $    90     $    251
     Co-venturers' share of
        combined income                           42           42
                                             --------     -------
                                             $   132     $    293
                                             =======     ========

             Reconciliation of Partnership's Share of Operations For the three months ended June 30, 1996 and 1995
                                (in thousands)

                                             1996        1995
                                             ----        ----

   Partnership's share of operations,
       as shown above                       $    90     $   251
   Amortization of excess basis                 (14)        (21)
                                            --------    -------
   Partnership's share of unconsolidated
       ventures' income                     $    76     $   230
                                            =======     =======

4.  Operating Investment Properties

    At June 30, 1996, the Partnership's balance sheet includes three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes shopping center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes shopping center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and West Ashley Shoppes shopping center for the three months ended March 31, 1996 and 1995 (in thousands):

                                                  1996        1995
                                                  ----       -----
      Property operating expenses:
        Repairs and maintenance                $    96     $   106
        Utilities                                   47          47
        Salaries and related costs                  42          47
        Insurance                                   17          15
        Management fees                             39          36
        Administrative and other                   107          71
                                               -------     -------
                                               $   348     $   322
                                               =======     =======

5.   Notes Payable

        Notes payable on the consolidated balance sheet of the Partnership at June 30, 1996 and March 31, 1996 consist of the following (in thousands):

                                                    June 30          March 31
                                                    -------          --------

     9.125% mortgage note payable by the
Partnership  to  an  insurance   company
secured by the 625 North Michigan Avenue
operating   investment   property   (see
discussion below). The terms of the note
were  modified  effective  May 31, 1994.
The loan requires monthly  principal and
interest   payments   of   $55   through
maturity on May 1, 1999.  The fair value
of the mortgage  note  approximated  its
carrying  value  at June  30,  1996  and
March 31, 1996.                                      $ 9,512          $ 9,542

     8.75%  mortgage note payable by the
consolidated  Atlanta Asbury Partnership
to an insurance  company  secured by the
Asbury  Commons   operating   investment
property  (see  discussion  below).  The
loan  requires  monthly   principal  and
interest   payments   of   $88   through
maturity on October 15,  2001.  The fair
value of the mortgage note  approximated
its carrying value at March 31, 1996 and
December 31, 1995.                                   6,843             6,897

     9.04%  mortgage note payable by the
consolidated Hacienda Park Associates to
an  insurance  company  secured  by  the
Saratoga Center and EG&G Plaza operating
investment   property  (see   discussion
below).   The  loan   requires   monthly
principal  and interest  payments of $36
through  maturity on January  20,  2002.
The  fair  value  of the  mortgage  note
approximated its carrying value at March
31, 1996 and December  31,  1995.                    3,472             3,468
                                                  --------          --------
                                                  $  19,827         $ 19,907
                                                  =========         ========

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

     On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bore interest at a rate of 10%, compounded annually. During fiscal 1995, the remaining balances of the zero coupon loans were repaid from the proceeds of five new conventional mortgage loans issued to the Partnership's joint venture investees, together with funds contributed by the Partnership, as set forth below.
     On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek Limited Partnership joint venture. The $7.4 million loan was secured by the Treat Commons Phase II apartment complex, carried an annual interest rate of 8.54% and was scheduled to mature in 7 years. As discussed in
Note 5, the Treat Commons property was sold and this loan obligation was repaid in full on December 29, 1995. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $88,000. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan obtained by Richmond Gables Associates and secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $43,000. On February 9, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates along with additional funds contributed by the Partnership. The $3.5 million loan is secured by the Hacienda Business Park property, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $36,000. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loans secured by the Gables and Loehmann's Plaza properties rests with the respective unconsolidated joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of these unconsolidated joint ventures. The Partnership has indemnified Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The net proceeds of these loans were recorded as distributions to the Partnership by the joint ventures in fiscal 1995.

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

7.   Contingencies

     As discussed in detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As discussed in the Annual Report, the Partnership reduced its distribution rate to a level of 1% on remaining invested capital effective for the payment made on February 15, 1996 for the quarter ended December 31, 1995 as a result of the reduction in Partnership cash flow resulting from the sale of the Richmond Park, Richland Terrace and Treat Commons II properties during the third quarter of fiscal 1996. Distributions are expected to remain at this level until the leasing status of the Partnership's commercial properties has been stabilized.

     Management is in the process of completing a major capital enhancement and repositioning program at Loehmann's Plaza. The improvement program, which was substantially completed as of the end of the first fiscal quarter, is expected to cost approximately $2 million and is necessary in order for the property to remain competitive in its market. As part of the repositioning program, management believed it would significantly enhance the value of the shopping center to replace the property's anchor tenant, Loehmann's, which occupied 15,000 square feet, or approximately 10% of the property's net leasable area. Loehmann's, which is no longer a prominent retailer in the Kansas City area, was not serving as a major draw for the center and was paying a substantially below market rental rate. On November 7, 1995, management completed the negotiation of an agreement whereby Loehmann's consented to terminate its lease, vacate the property and relinquish control of its space to the Partnership's joint venture in return for a payment of $75,000. Loehmann's Plaza was 74% leased as of June 30, 1996. Management is currently in discussions with a number of potential replacement anchor tenants for the vacant Loehmann's space. A lease with a national or strong regional credit anchor tenant would greatly enhance the position of the property in its marketplace, resulting in increased cash flow and an improved ability to lease vacant shop space. Tenant improvement costs to lease the Loehmann's space are likely to be significant and would be in addition to the $2 million for the capital enhancement and repositioning program referred to above. A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements which include specified occupancy and rental income thresholds. If such requirements have not been met within 18 months from the date of the loan closing, the lender may apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guarantee up to $1,400,000 of the loan obligation. This guaranty was to be released in the event that the venture satisfied the requirement for the release of the Renovation and Occupancy Escrow funds. It appears unlikely that the Partnership will satisfy the requirements for the release of these escrow funds by the required date in August 1996. As a result, these funds are expected to be applied against the mortgage loan payable obligation during fiscal 1997, and the $1.4 million recourse obligation will likely remain in place until the property is sold or refinanced. The funds required to pay for the remaining portion of the improvement program and the expected re-leasing costs at Loehmann's Plaza will be provided by the proceeds retained by the Partnership from the sales of the Richmond Park, Richland Terrace and Treat Commons II properties in fiscal 1996.

     A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant 36,000 square foot anchor tenant space at West Ashley Shoppes in the near term. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. West Ashley's other major anchor tenant, Phar-Mor, emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code during fiscal 1996. While Phar-Mor closed a number of its stores nationwide as part of its bankruptcy reorganization, the company remains obligated under a lease at West Ashley which runs through August 2002. During fiscal 1996, management of Phar-Mor inquired about the possibility of downsizing their store at West Ashley by vacating their current 52,000 square foot space and relocating into the former Children's Palace space. During the current quarter, management signed a letter of intent with a national credit tenant which would lease the current Phar-Mor space if the downsizing and relocation of the Phar-Mor store at West Ashley can be accomplished. Management believes that securing this new tenant in conjunction with a relocation of the Phar-Mor store into the smaller vacant anchor space would significantly enhance the value of the shopping center. However, there are no assurances that Phar-Mor will agree to move to the Children's Palace space and restructure its lease on terms that are acceptable to the Partnership.

     Capital improvement and leasing costs at the 625 North Michigan Office Building are expected to continue to be significant for the foreseeable future due to the size and age of the building, the large number of leases and the competitive conditions which exist in the market for downtown Chicago office space. Significant capital improvements are planned at 625 North Michigan over the next two years, including the completion of facade repairs, common area enhancements, elevator control system upgrading and a possible lobby area retail space expansion and renovation. The 625 North Michigan Office Building was 89% occupied as of June 30, 1996.

     As previously reported, during fiscal 1995 the Partnership secured a new tenant, under a seven-year lease, for a vacant 31,000 square foot building at Hacienda Park. During the first quarter of fiscal 1996, the Partnership leased an additional 10,808 square foot space at Hacienda Park to this same tenant. During the third quarter of fiscal 1996, the Partnership leased the remaining 10,027 square feet of available space at Hacienda Park to another existing tenant. In addition, during fiscal 1996 a 31,500 square foot tenant executed a 5-year renewal of its lease obligation, which was due to expire in March 1996. As a result of these developments, the Hacienda Park investment property was fully leased as of June 30, 1996. No leases are due to expire at this property until February 1998.

     While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As a result of these market conditions, the current estimated market values of the Partnership's four commercial properties are significantly below their acquisition prices. In light of such circumstances, in fiscal 1996 the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. Based on management's analysis in the fourth quarter of fiscal 1996, the estimated fair values of the Hacienda Park, 625 North Michigan, Loehmann's Plaza and West Ashley Shoppes properties were below their net carrying amounts as of December 31, 1995. Management's estimates of undiscounted cash flows for all four properties indicated that such carrying amounts were expected to be recovered, but, in the case of 625 North Michigan and Hacienda Park, the reversion values could be less than the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 and the Hacienda Park joint venture commenced recording an additional annual depreciation charge of $250,000 in calendar 1995. Both adjustments were reflected in the Partnership's consolidated financial statements effective for the fourth quarter of fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no changes to the depreciation on Loehmann's Plaza or West Ashley Shoppes were required.

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

     At June 30, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,334,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1996

      The Partnership reported a net loss of $249,000 for the three months ended June 30, 1996, as compared to a net loss of $43,000 for the same period in the prior year. This increase in the Partnership's net loss for the first quarter of fiscal 1997 resulted from a decrease in the Partnership's share of unconsolidated ventures' income of $154,000, an increase in the Partnership's operating loss of $27,000 and a decrease in interest income on notes receivable from unconsolidated ventures of $25,000. A major portion of the decrease in the Partnership's share of unconsolidated ventures' income, as well as the decrease in interest income on notes receivable from unconsolidated ventures, resulted from income attributable to the Richmond Park/Richland Terrace and Treat Commons II joint ventures which sold their operating properties during the third quarter of fiscal 1996. An increase in property operating expenses at Loehmann's Plaza and the 625 North Michigan Office Building also contributed to the decrease in the Partnership's share of unconsolidated ventures' income for the current three-month period. Property operating expenses at Loehmann's Plaza increased mainly due to additional repair and maintenance and depreciation charges associated with the capital improvement program currently in progress, as discussed further above. Property operating expenses at 625 North Michigan increased mainly due to additional repairs and maintenance expenditures associated with the renovation of the building's facade which is currently in progress. An increase in rental income from The Gables Apartments and a decrease in real estate taxes at 625 North Michigan partially offset the impact of these increased expenses in the current three-month period. Rental income from The Gables Apartments increased by approximately 11% over the same period in the prior year due to increases in rental rates over the past year attributable to the strong Richmond apartment market.

      The Partnership's operating loss increased for the three months ended June 30, 1996, when compared to the same period in the prior year, due to an increase in total expenses of $150,000, which was partially offset by an increase in total revenues of $123,000. The increase in total expenses is mainly attributable to higher depreciation and amortization charges related to the consolidated joint ventures in the current three-month period. Depreciation and amortization expense increased mainly due to the accelerated depreciation on the Hacienda Business Park, as discussed further above and in the Partnership's Annual Report. The improvement in revenues was mainly the result of an increase in rental income and expense reimbursements from the consolidated joint ventures. Rental income increased primarily due to an increase in average occupancy at the Hacienda Business Park and higher average rental rates at the Asbury Commons Apartments for the current three-month period.

                                     PART II

                                Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Equity Partners, Inc. and Properties Associates 1986, L.P. ("PA1986"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

Item 2. through 5.  NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the period covered by this report.

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






Dated:  August 13, 1996