Form 10-Q
period 1996-09-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1996-11-14
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                         CONSOLIDATED BALANCE SHEETS
              September 30, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                 September 30      March 31
                                                 ------------      --------

Operating investment properties:
   Land                                           $    8,808     $      8,808
   Building and improvements                          41,605           41,396
                                                 -----------     ------------
                                                      50,413           50,204
   Less accumulated depreciation                     (11,639)         (10,781)
                                                 -----------      -----------
                                                      38,774           39,423

Investments in unconsolidated joint
  ventures, at equity                                 31,800           32,206
Cash and cash equivalents                              5,419            5,126
Escrowed cash                                            287              150
Accounts receivable                                      334              261
Accounts receivable - affiliates                          15               15
Net advances to consolidated ventures                      -               78
Prepaid expenses                                           3               29
Deferred rent receivable                                 816              731
Deferred expenses, net                                   631              703
                                                  ----------       ----------
                                                  $   78,079       $   78,722
                                                  ==========       ==========

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses             $      450       $      283
Net advances from consolidated ventures                  167                -
Tenant security deposits                                 121               96
Bonds payable                                          2,364            2,408
Mortgage notes payable                                19,750           19,907
Other liabilities                                        349              349
Partners' capital                                     54,878           55,679
                                                  ----------        ---------
                                                  $   78,079        $  78,722
                                                  ==========        =========















                           See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                       Three Months Ended    Six  Months Ended
                                          September 30,        September 30,
                                       ------------------    ----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

Revenues:
   Rental income and expense
     reimbursements                   $ 1,382     $1,167      $2,579   $2,266
   Interest and other income              104         67         180      118
                                      -------     ------      ------   ------
                                        1,486      1,234       2,759    2,384

Expenses:
   Property operating expenses            318        305         666      627
   Depreciation and amortization          532        408       1,013      797
   Interest expense                       483        517         998    1,023
   General and administrative             141        196         279      328
   Real estate taxes                       93        138         209      237
                                      -------    -------     -------  -------
                                        1,567      1,564       3,165    3,012
                                      -------    -------     -------  -------
Operating loss                            (81)      (330)       (406)    (628)

Investment income:
   Interest income on note receivable
     from unconsolidated venture            -         28           -       53
   Partnership's share of
     unconsolidated ventures' income      129         86         205      346
                                     --------    --------    --------  ------

Net income (loss)                    $     48    $  (216)    $  (201)  $ (229)
                                     ========    =======     ========  ======

Net income (loss) per 1,000 Limited
  Partnership Units                     $ 0.35     $(1.59)     $(1.48)  $(1.69)
                                        ======     ======      =======  ======

Cash distributions per 1,000 Limited
  Partnership Units                     $ 2.21     $ 4.72      $ 4.42   $ 9.44
                                        ======     ======      ======   ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.













                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
       For the six months ended September 30, 1996 and 1995 (Unaudited)
                                (In thousands)

                                                 General          Limited
                                                 Partners         Partners
                                                 --------         --------

Balance at March 31, 1995                        $   (527)        $  61,126
Cash distributions                                    (13)           (1,269)
Net loss                                               (3)             (226)
                                                 --------         ---------
Balance at September 30, 1995                    $   (543)        $  59,631
                                                 ========         =========

Balance at March 31, 1996                        $   (494)        $  56,173
Cash distributions                                     (6)             (594)
Net loss                                               (2)             (199)
                                                 ---------       ----------
Balance at September 30, 1996                    $   (502)       $   55,380
                                                 =========       ==========

































                           See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       1996             1995
                                                       ----             ----
Cash flows from operating activities:
   Net loss                                           $(201)           $ (229)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Partnership's share of unconsolidated
       ventures' income                                 (205)            (346)
     Depreciation and amortization                     1,013              797
     Amortization of deferred financings costs            25               19
      Changes in assets and liabilities:
      Escrowed cash                                     (137)            (113)
      Accounts receivable                                (73)             (37)
      Accounts receivable - affiliates                     -              (68)
      Prepaid expenses                                    26               28
      Deferred rent receivable                           (85)             (89)
      Deferred expenses                                  (56)             (26)
      Accounts payable and accrued expenses              167               39
      Advances to (from) consolidated ventures           245               64
      Tenant security deposits                            25               (5)
                                                      ------           ------
        Total adjustments                                945              263
                                                      ------           ------
        Net cash provided by operating activities        744               34
                                                      ------           ------

Cash flows from investing activities:
   Distributions from unconsolidated ventures          1,358            1,271
   Additional investments in unconsolidated ventures    (747)            (487)
   Payment of leasing commissions                        (52)               -
   Additions to operating investment properties         (209)            (254)
                                                      ------          -------
        Net cash provided by investing activities        350              530
                                                      ------          -------

Cash flows from financing activities:
   Distributions to partners                            (600)          (1,282)
   Proceeds from issuance of loans                         -            2,000
   Repayment of principal on long term debt             (201)            (157)
                                                      -------         -------
        Net cash provided by (used in)
          financing activities                          (801)             561
                                                      -------         -------

Net increase in cash and cash equivalents                293            1,125

Cash and cash equivalents, beginning of period         5,126            1,827
                                                     -------          -------

Cash and cash equivalents, end of period             $ 5,419          $ 2,952
                                                     =======          =======

Cash paid during the period for interest             $   946          $ 1,029
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

2. Related Party Transactions

      Included in general and administrative expenses for the six months ended September 30, 1996 and 1995 is $106,000 and $132,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended September 30, 1996 and 1995 is $7,000 and $5,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

      Accounts receivable affiliates at September 30, 1996 and March 31, 1996 consist of $15,000 at both dates due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

3.  Investments in Unconsolidated Joint Ventures

      As of September 30, 1996, the Partnership had investments in three unconsolidated joint venture partnerships (five at September 30, 1995) which own operating investment properties as described further in the Partnership's Annual Report. On November 2, 1995, the joint venture which owned the Richmond Park and Richland Terrace Apartments sold the properties to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million short-term loan collateralized by the Partnership's share of the sale proceeds. The Partnership distributed approximately $5.1 million of these net proceeds to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership for the capital needs of the Partnership's commercial properties. In addition, on December 29, 1995 the joint venture which owned the Treat Commons II Apartments sold the property to a third party for $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of $7.3 million. The Partnership distributed approximately $3.1 million of these net sale proceeds to the Limited Partners in a Special Distribution made on February 15, 1996. The remaining sale proceeds of approximately $1 million were retained by the Partnership for potential reinvestment in the Loehmann's Plaza property, where a significant renovation and re-leasing program is currently underway.

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

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                         -----------------     ---------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

Revenues:
   Rental revenues and expense
     recoveries                        $2,419     $3,096      $4,860   $6,162
   Interest and other income               10         54          48      182
                                       ------     ------      ------   ------
                                        2,429      3,150       4,908    6,344

Expenses:
   Property operating expenses            682        989       1,460    1,874
   Real estate taxes                      571        694       1,113    1,388
   Interest expense                       181        349         402      725
   Depreciation and amortization          805      1,026       1,611    1,938
                                      -------    -------     -------  -------
                                        2,239      3,058       4,586    5,925
                                      -------    -------     -------  -------
   Net income                         $   190    $    92     $   322  $   419
                                      =======    =======     =======  =======

   Net income:
     Partnership's share of
       combined income                $   144    $   106     $  234   $   386
     Co-venturers' share of
       combined income (losses)            46        (14)        88        33
                                      --------   -------     ------   -------

                                      $   190    $    92     $  322   $   419
                                      =======    =======     ======   =======

               Reconciliation of Partnership's Share of Operations

           For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                       Three Months Ended    Six  Months Ended
                                              June 30,             June 30,
                                       ------------------    -----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

   Partnership's share of operations,
       as shown above                  $  144   $  106       $  234    $  386
   Amortization of excess basis           (15)     (20)         (29)      (40)
                                       ------   ------       ------    ------
   Partnership's share of
       unconsolidated ventures'
       income                          $  129   $   86       $  205    $  346
                                       ======   ======       ======    ======

4.  Operating Investment Properties

    At September 30, 1996, the Partnership's balance sheet includes three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes shopping center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes shopping center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and the West Ashley Shoppes shopping center for the three and six months ended June 30, 1996 and 1995 (in thousands):

                                       Three Months Ended    Six  Months Ended
                                              June 30,             June 30,
                                        ----------------     ----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

      Property operating expenses:
        Repairs and maintenance        $  131   $   89      $  227      $ 227
        Utilities                          43       47          90         98
        Salaries and related costs         40       47          82         80
        Insurance                          16       15          33         31
        Management fees                    40       36          79         73
        Administrative and other           48       71         155        118
                                       ------   ------      ------      -----
                                       $  318   $  305      $  666      $ 627
                                       ======   ======      ======      =====

5.   Notes Payable

        Notes payable on the consolidated balance sheet of the Partnership at September 30, 1996 and March 31, 1996 consist of the following (in thousands):
                                                    September 30     March 31
                                                    ------------     --------


     9.125%  mortgage note payable by
the   Partnership   to  an  insurance
company  secured  by  the  625  North
Michigan Avenue operating  investment
property.  The terms of the note were
modified  effective May 31, 1994. The
loan requires  monthly  principal and
interest   payments  of  $55  through
maturity on May 1, 1999. In addition,
the loan requires monthly deposits to
a  capital  improvement  escrow.  The
fair  value  of  the  mortgage   note
approximated  its  carrying  value at
September  30,  1996  and  March  31,
1996.                                             $ 9,482        $ 9,542

     8.75%  mortgage  note payable by
the   consolidated   Atlanta   Asbury
Partnership  to an insurance  company
secured   by   the   Asbury   Commons
operating  investment  property.  The
loan requires  monthly  principal and
interest   payments  of  $88  through
maturity  on October  15,  2001.  The
fair  value  of  the  mortgage   note
approximated  its  carrying  value at
June 30, 1996 and  December 31, 1995.               6,820          6,897

     9.04%  mortgage  note payable by
the   consolidated    Hacienda   Park
Associates  to an  insurance  company
secured  by the  Saratoga  Center and
EG&G   Plaza   operating   investment
property.  The loan requires  monthly
principal  and  interest  payments of
$36  through  maturity on January 20,
2002.  The fair value of the mortgage
note  approximated its carrying value
at June  30,  1996 and  December  31,
1995.                                               3,448          3,468
                                                  -------       --------
                                                  $19,750       $ 19,907
                                                  =======       ========


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

        On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek Limited Partnership joint venture. The $7.4 million loan was secured by the Treat Commons Phase II apartment complex, carried an annual interest rate of 8.54% and was scheduled to mature in 7 years. As discussed in Note 5, the Treat Commons property was sold and this loan obligation was repaid in full on December 29, 1995. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture, the terms of which are set forth above. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan obtained by Richmond Gables Associates and secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $43,000. On February 9, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates, the terms of which are set forth above, along with additional funds contributed by the Partnership. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loans secured by the Gables and Loehmann's Plaza properties rests with the respective unconsolidated joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of these unconsolidated joint ventures. The Partnership has indemnified Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings.

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

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As a result of the overall improvement in operations at the Partnership's investment properties, the Partnership expects to increase the annual distribution rate. This potential adjustment would be effective for the distribution to be paid on May 15, 1997. Management is finalizing its review of the 1997 operating budgets and determining the capital needs of the Partnership's properties. Once this review is complete, management will determine the amount of the proposed increased distribution. As discussed in the Annual Report, the Partnership reduced its distribution rate to a level of 1% on remaining invested capital effective for the payment made on February 15, 1996 for the quarter ended December 31, 1995 as a result of the reduction in Partnership cash flow resulting from the sale of the Richmond Park, Richland Terrace and Treat Commons II properties during the third quarter of fiscal 1996.

     During the quarter ended September 30,1996, management completed a major capital enhancement program at Loehmann's Plaza. The improvement program cost approximately $2 million and was necessary in order for the property to remain competitive in its market. As part of a planned repositioning program, management believed it would significantly enhance the value of the shopping center to replace the property's anchor tenant, Loehmann's, which occupied 15,000 square feet, or approximately 10% of the property's net leasable area. Loehmann's, which is no longer a prominent retailer in the Kansas City area, was not serving as a major draw for the center and was paying a substantially below market rental rate. On November 7, 1995, management completed the negotiation of an agreement whereby Loehmann's consented to terminate its lease, vacate the property and relinquish control of its space to the Partnership's joint venture in return for a payment of $75,000. Loehmann's Plaza was 79% leased as of September 30, 1996, an increase from 74% as of the end of the first quarter. Management is currently in discussions with a number of potential replacement anchor tenants for the vacant Loehmann's space. A lease with a national or strong regional credit anchor tenant would greatly enhance the position of the property in its marketplace, resulting in increased cash flow and an improved ability to lease vacant shop space. Tenant improvement costs to lease the Loehmann's space are likely to be significant. A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements, which included specified occupancy and rental income thresholds. If such requirements were not met within 18 months from the date of the loan closing, the lender would have the right to apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guarantee up to $1,400,000 of the loan obligation. This guaranty was to be released in the event that the venture satisfied the requirement for the release of the Renovation and Occupancy Escrow funds. The Partnership did not satisfy the requirements for the release of these escrow funds by the required date in August 1996. As a result, these funds are expected to be applied against the mortgage loan payable obligation during fiscal 1997, and the $1.4 million recourse obligation will likely remain in place until the property is sold or refinanced. The funds required to pay for the expected re-leasing costs at Loehmann's Plaza will be provided by the proceeds retained by the Partnership from the sales of the Richmond Park, Richland Terrace and Treat Commons II properties in fiscal 1996.

     A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant 36,000 square foot anchor tenant space at West Ashley Shoppes in the near term. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. West Ashley's other major anchor tenant, Phar-Mor, emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code during fiscal 1996. While Phar-Mor closed a number of its stores nationwide as part of its bankruptcy reorganization, the company remains obligated under a lease at West Ashley which runs through August 2002. On September 9, 1996, Phar-Mor announced plans to merge with ShopKo, another major pharmacy store chain. Prior to the merger, Phar-Mor's strategy since emerging from bankruptcy was to "rightsize" its stores down to 40,000 square feet. Since the announced plans to merge with Shopko, Phar-Mor has announced that its stores will be approximately 55,000 square feet, which is in line with the size of the existing Phar-Mor store at West Ashley Shoppes. With these new developments, it does not appear that Phar-Mor will continue to pursue the relocation scenario to the former Children's Palace space as discussed in the first quarter report. The property's leasing team is currently refocusing its efforts on finding another national credit tenant or tenants to fill the vacant anchor space at West Ashley Shoppes.

     The 625 North Michigan Office Building remained 89% occupied as of September 30, 1996, unchanged from the prior quarter. Within the next twelve months, leases with seven tenants at 625 North Michigan, totalling 27,353 square feet, will expire. One of these tenants occupies 15,639 square feet under a lease that expires in December 1996. Efforts are currently underway by the property's leasing team to retain this tenant. However, management is aware that this tenant is considering other locations and may not renew its lease at 625 North Michigan. Due to the size and age of the building, the large number of leases and the competitive conditions which exist in the market for downtown Chicago office space, capital improvement and leasing costs at the 625 North Michigan are expected to continue to be significant for the foreseeable future. With the renovation to the building's facade now competed, the modernization of the elevator control systems is now set to begin with work scheduled to continue for approximately one year at an estimated total cost of $700,000. Other significant capital improvements planned at 625 North Michigan over the next two years include common area enhancements, and a possible lobby area retail space expansion and renovation.

     As previously reported, during fiscal 1995 the Partnership secured a new tenant, under a seven-year lease, for a vacant 31,000 square foot building at Hacienda Park. During the first quarter of fiscal 1996, the Partnership leased an additional 10,808 square foot space at Hacienda Park to this same tenant. During the third quarter of fiscal 1996, the Partnership leased the remaining 10,027 square feet of available space at Hacienda Park to another existing tenant. In addition, during fiscal 1996 a 31,500 square foot tenant executed a 5-year renewal of its lease obligation, which was due to expire in March 1996. As a result of these developments, the Hacienda Park investment property has been fully leased since the third quarter of fiscal 1996 with no leases due to expire until February 1998.

     The average occupancy level at Asbury Commons Apartments in Atlanta, Georgia, was unchanged at 93% for the quarter and is comparable to other similar quality apartment communities in the market. During the quarter, the Summer Olympic Games were held in Atlanta and Asbury Commons benefited from the premium rental rates paid by short-term tenants during this period. Even though thousands of temporary employees moved out of Atlanta after the Olympics, the overall economy remains strong. However, the positive impact of the strong regional and local economy on multi-family properties is being offset by the development of a substantial number of apartments in the market. As a consequence of the new building construction, rental rates and occupancy levels are projected to remain flat for the next 18 months as the new apartments are leased. During the quarter, an analysis of the buildings' exterior wood-framing sills and trim for evidence of deterioration was begun. After the exterior wood trim and wood-framing replacement programs are completed, the exteriors of the buildings will be painted.

     The  Partnership  elected  early  application  of  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) in fiscal 1996. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. Based on management's analysis in the fourth quarter of fiscal 1996, the estimated fair values of the Hacienda Park, 625 North Michigan, Loehmann's Plaza and West Ashley Shoppes properties were below their net carrying amounts as of December 31, 1995. Management's estimates of undiscounted cash flows for all four properties indicated that such carrying amounts were expected to be recovered, but, in the case of 625 North Michigan and Hacienda Park, the reversion values could be less than the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 and the Hacienda Park joint venture commenced recording an additional annual depreciation charge of $250,000 in calendar 1995. Both adjustments were reflected in the Partnership's consolidated financial statements effective for the fourth quarter of fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no changes to the depreciation on Loehmann's Plaza or West Ashley Shoppes were required.

     At September 30, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,419,000. Such cash and cash equivalent amounts will be utilized for the working capital
requirements   of  the   Partnership,   for   reinvestment  in  certain  of  the
Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1996

      The Partnership reported net income of $48,000 for the three months ended September 30, 1996, as compared to a net loss of $216,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is primarily attributable to a decrease in the Partnership's operating loss of $249,000 and an increase in the Partnership's share of unconsolidated ventures' income of $43,000. The Partnership's operating loss decreased primarily due to an increase in rental income and expense reimbursements attributable mainly to an increase in average occupancy at the Hacienda Business Park for the current three-month period. The increase in depreciation expense caused by the accelerated depreciation on the Hacienda Business Park, as discussed further above, was offset by decreases in the general and administrative, real estate tax and interest expense categories. Interest expense decreased as a result of the commencement of scheduled monthly principal payments as well as interest attributable to the $2 million short term loan which was outstanding in the prior year. Real estate taxes decreased due to a reassessment that lowered the expense of the Hacienda Park joint venture for the current three-month period. General and administrative expenses decreased mainly as a result of additional legal costs in the prior three-month period associated with certain refinancing transactions as well as a reduction in other professional fees.

The Partnership's share of unconsolidated ventures' income increased due to the improved operating results at all three remaining unconsolidated ventures. The major portion of the increase in the Partnership's share of unconsolidated ventures' income is attributable to lower real estate tax expense incurred at the 625 North Michigan joint venture during the current three-month period. The venture's real estate taxes decreased due to a reassessment that lowered the real estate tax bill for the current three-month period. Small increases in total revenues at Loehmann's Plaza and The Gables also contributed to the favorable change in the Partnership's share of unconsolidated ventures' income.

Six Months Ended September 30, 1996

The Partnership reported a net loss of $201,000 for the six months ended September 30, 1996, as compared to a net loss of $229,000 for the same period in the prior year. This decrease in the Partnership's net loss resulted from a $222,000 decrease in the Partnership's operating loss which was partially offset by a $141,000 decrease in the Partnership's share of unconsolidated ventures' income and a $53,000 decrease in interest income on notes receivable from unconsolidated ventures. A major portion of the decrease in the Partnership's share of unconsolidated ventures' income, as well as the decrease in interest income on notes receivable from unconsolidated ventures, resulted from income attributable to the Richmond Park/Richland Terrace and Treat Commons II joint ventures which sold their operating properties during the third quarter of fiscal 1996. Increases in property operating expenses at the Loehmann's Plaza and 625 North Michigan joint ventures during the current six-month period also contributed to the decrease in the Partnership's share of unconsolidated ventures' income. Property operating expenses at Loehmann's Plaza increased mainly due to additional repairs and maintenance expenses and depreciation charges associated with the recently completed enhancement programs discussed further above. Property operating expenses at 625 North Michigan increased mainly due to additional repairs and maintenance expenditures associated with the renovation of the building's facade incurred in the current six month period. An increase in rental income from The Gables Apartments and a decrease in real estate taxes at 625 North Michigan partially offset the impact of these negative changes in the current six-month period. Rental income from The Gables Apartments increased by approximately 6% over the same period in the prior year due to increases in rental rates over the past year attributable to the strengthening Richmond apartment market.

    The Partnership's operating loss decreased for the six months ended September 30, 1996, when compared to the same period in the prior year, due to a $375,000 increase total revenues, which was partially offset by a $153,000 increase in total expenses. Total revenues increased primarily due to an increase in rental income and expense reimbursements from the consolidated joint ventures as well as an increase in interest income. Rental income and expense reimbursements increased mainly due to an increase in average occupancy at the Hacienda Business Park and higher average rental rates at the Asbury Commons Apartments during the current six-month period. Interest income increased due to an increase in the average outstanding cash reserve balances resulting from the retention of a portion of the sales proceeds from the Richmond Park/Richland Terrace and Treat Commons II properties. Total expenses increased mainly due to higher depreciation and amortization charges related to the consolidated joint ventures in the current six-month period. The increase in depreciation and amortization expense is primarily attributable to the accelerated depreciation on the Hacienda Business Park property, as discussed further above. Decreases in interest expense, general and administrative expenses and real estate taxes partially offset the higher depreciation and amortization charges. Interest expense decreased by $25,000 primarily due to scheduled principal amortization. General and administrative expenses declined mainly as a result of a reduction in certain professional fees. Real estate taxes decreased due to a reassessment that lowered the expense of the Hacienda Park joint venture for the current six-month period.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders remains undeterminable at the present time.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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






Dated:  November 13, 1996