Form 10-Q
period 1996-12-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1997-02-12
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   December 31     March 31
                                                   -----------     --------

Operating investment properties:
   Land                                           $   8,808         $   8,808
   Building and improvements                         41,753            41,396
                                                  ---------         ---------
                                                     50,561            50,204
   Less accumulated depreciation                    (12,230)          (10,781)
                                                  ---------         ---------
                                                     38,331            39,423

Investments in unconsolidated joint
  ventures, at equity                                31,752            32,206
Cash and cash equivalents                             5,511             5,126
Escrowed cash                                           263               150
Accounts receivable                                     208               261
Accounts receivable - affiliates                         15                15
Net advances to consolidated ventures                     -                78
Prepaid expenses                                         54                29
Deferred rent receivable                                798               731
Deferred expenses, net                                  706               703
                                                  ---------        ----------
                                                  $  77,638        $   78,722
                                                  =========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses             $     521        $      283
Net advances from consolidated ventures                 251                 -
Tenant security deposits                                116                96
Bonds payable                                         2,364             2,408
Mortgage notes payable                               19,683            19,907
Other liabilities                                       349               349
Partners' capital                                    54,354            55,679
                                                -----------        ----------
                                                $    77,638        $   78,722
                                                ===========        ==========















                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                       Three Months Ended    Nine Months Ended
                                          December 31,          December 31,
                                       ------------------    -----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----
Revenues:
   Rental income and expense
     reimbursements                   $ 1,194    $ 1,166     $ 3,773   $3,432
   Interest and other income              138        166         318      284
                                      -------    -------     -------   ------
                                        1,332      1,332       4,091    3,716

Expenses:
   Property operating expenses            372        381       1,038    1,008
   Depreciation and amortization          518        409       1,531    1,206
   Interest expense                       494        557       1,492    1,580
   General and administrative              93        245         372      573
   Real estate taxes                      146        113         355      350
                                      -------    -------     -------   ------
                                        1,623      1,705       4,788    4,717
                                      -------    -------     -------   ------
Operating loss                           (291)      (373)       (697)  (1,001)

Investment income:
   Interest income on note
     receivable from unconsolidated
     venture                                -         27           -       80
   Partnership's share of
     unconsolidated
     ventures' income                      67        121         272      467
                                      -------    -------     -------   ------

Net loss                              $  (224)   $  (225)    $  (425)  $ (454)
                                      =======    =======     =======   ======

Net loss per 1,000 Limited
  Partnership Units                    $(1.65)    $(1.65)     $(3.13)  $(3.34)
                                       ======     ======      ======   ======

Cash distributions per 1,000 Limited
  Partnership Units                   $  2.21     $42.72      $ 6.63   $52.16
                                      =======     ======      ======   ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.











                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended September 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                 General          Limited
                                                 Partners         Partners
                                                 --------         --------

Balance at March 31, 1995                        $   (527)        $  61,126
Cash distributions                                    (19)           (7,012)
Net loss                                               (5)             (449)
                                                 --------         ---------
Balance at December 31, 1995                     $   (551)        $  53,665
                                                 ========         =========

Balance at March 31, 1996                        $   (494)        $  56,173
Cash distributions                                     (9)             (891)
Net loss                                               (4)             (421)
                                                 --------         ---------
Balance at December 31, 1996                     $   (507)        $  54,861
                                                 ========         =========

































                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1996            1995
                                                         ----            ----
Cash flows from operating activities:
   Net loss                                          $  (425)         $  (454)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Partnership's share of unconsolidated
       ventures' income                                 (272)            (467)
     Depreciation and amortization                     1,531            1,206
     Amortization of deferred financings costs            24               28
     Changes in assets and liabilities:
      Escrowed cash                                     (113)            (192)
      Accounts receivable                                 53                7
      Accounts receivable - affiliates                     -              (70)
      Prepaid expenses                                   (25)              (1)
      Deferred rent receivable                           (67)            (228)
      Deferred expenses                                  (57)              53
      Accounts payable and accrued expenses              238              183
      Advances to (from) consolidated ventures           329              165
      Tenant security deposits                            20               (8)
      Other liabilities                                    -                1
                                                     -------          -------
        Total adjustments                              1,661              677
                                                     -------          -------
        Net cash provided by operating activities      1,236              223
                                                     -------          -------

Cash flows from investing activities:
   Distributions from unconsolidated ventures          1,966           15,868
   Additional investments in unconsolidated ventures  (1,240)          (1,401)
   Payment of leasing commissions                        (52)             (65)
   Additions to operating investment properties         (357)            (312)
                                                     -------          -------
        Net cash provided by investing activities        317           14,090
                                                     -------          -------

Cash flows from financing activities:
   Distributions to partners                            (900)          (7,031)
   Proceeds from issuance of loans                         -            2,000
   Repayment of principal on long term debt             (268)          (2,216)
                                                     -------          -------
        Net cash used in financing activities         (1,168)          (7,247)
                                                     -------          -------

Net increase in cash and cash equivalents                385            7,066

Cash and cash equivalents, beginning of period         5,126            1,827
                                                     -------          -------

Cash and cash equivalents, end of period             $ 5,511          $ 8,893
                                                     =======          =======

Cash paid during the period for interest             $ 1,493          $ 1,553
                                                     ======           =======




                             See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  General

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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and March 31, 1996 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

        Included in general and administrative expenses for the nine months ended December 31, 1996 and 1995 is $164,000 and $195,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the nine months ended December 31, 1996 and 1995 is $13,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

        Accounts receivable - affiliates at December 31, 1996 and March 31, 1996 consist of $15,000 at both dates due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

3.  Investments in Unconsolidated Joint Ventures

        As of December 31, 1996, the Partnership had investments in three unconsolidated joint venture partnerships which own operating investment properties as described further in the Partnership's Annual Report. As of March 31, 1995, the Partnership had investments in five unconsolidated joint venture partnerships. On November 2, 1995, the joint venture which owned the Richmond Park and Richland Terrace Apartments sold the properties to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million short-term loan collateralized by the Partnership's share of the sale proceeds. The Partnership distributed approximately $5.1 million of these net proceeds to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership for the capital needs of the Partnership's commercial properties. In addition, on December 29, 1995 the joint venture which owned the Treat Commons II Apartments sold the property to a third party for $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of $7.3 million. The Partnership distributed approximately $3.1 million of these net sale proceeds to the Limited Partners in a Special Distribution made on February 15, 1996. The remaining sale proceeds of approximately $1 million were retained for potential reinvestment in the Partnership's commercial properties.

        The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows (the three- and nine-month periods in the prior year include the results of operations of the Richmond/Richland and Treat Commons joint ventures).

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

Revenues:
   Rental revenues and expense
     recoveries                        $2,368     $3,200      $7,228   $9,362
   Interest and other income               20         36          68      218
                                       ------     ------      ------   ------
                                        2,388      3,236       7,296    9,580

Expenses:
   Property operating expenses            675      1,044       2,135    2,918
   Real estate taxes                      545        706       1,658    2,094
   Interest expense                       200        383         602    1,108
   Depreciation and amortization          812        959       2,423    2,897
                                       ------     ------      ------   ------
                                        2,232      3,092       6,818    9,017
                                       ------     ------      ------   ------
   Net income                          $  156     $  144      $  478   $  563
                                       ======     ======      ======   ======

   Net income:
     Partnership's share of
       combined income                $    82    $   141      $  316   $  527
     Co-venturers' share of
       combined income                     74          3         162       36
                                      -------    -------      -------  ------
                                      $   156    $   144      $  478   $  563
                                      =======    =======      ======   ======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                     Three Months Ended    Nine Months  Ended
                                        September 30,         September 30,
                                     ------------------    -----------------
                                        1996     1995         1996      1995
                                        ----     ----         ----      ----

   Partnership's share of operations,
       as shown above                  $   82   $  141      $   316    $  527
   Amortization of excess basis           (15)     (20)         (44)      (60)
                                       ------   ------      -------    ------
   Partnership's share of
       unconsolidated
       ventures' income                $   67   $  121      $   272    $  467
                                       ======   ======      =======    ======

4.  Operating Investment Properties

        The Partnership's balance sheets include three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes shopping center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes shopping center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

        The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and the West Ashley Shoppes shopping center for the three and nine months ended September 30, 1996 and 1995 (in thousands):

                                    Three Months Ended     Nine Months  Ended
                                        September 30,         September 30,
                                     ------------------    -----------------
                                        1996     1995         1996      1995
                                        ----     ----         ----      ----

      Property operating expenses:
        Repairs and maintenance        $  128   $  158       $   355  $   385
        Utilities                          59       52           149      150
        Salaries and related costs         51       48           133      128
        Insurance                          17       17            50       48
        Management fees                    44       38           123      111
        Administrative and other           73       68           228      186
                                       ------   ------       -------  -------
                                       $  372   $  381       $ 1,038  $ 1,008
                                       ======   ======       =======  =======

5.   Bonds Payable

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

6.   Mortgage Notes Payable

        Mortgage notes payable on the consolidated balance sheets of the Partnership at December 31, 1996 and March 31, 1996 consist of the following (in thousands):
                                                    December 31      March 31
                                                    -----------      --------
      9.125%  mortgage  note  payable by
      the  Partnership  to an  insurance
      company  secured  by the 625 North
      Michigan     Avenue      operating
      investment property.  The terms of
      the note were  modified  effective
      May 31,  1994.  The loan  requires
      monthly   principal  and  interest
      payments of $55  through  maturity
      on May 1, 1999.  In addition,  the
      loan requires  monthly deposits to
      a capital  improvement escrow. The
      fair  value of the  mortgage  note
      approximated its carrying value at
      December 31, 1996 and March 31, 1996.        $   9,448        $   9,542

      8.75% mortgage   note   payable by
      the consolidated Atlanta    Asbury
      Partnership    to   an   insurance
      company   secured  by  the  Asbury
      Commons    operating    investment
      property.    The   loan   requires
      monthly   principal  and  interest
      payments of $88  through  maturity
      on  October  15,  2001.  The  fair
      value   of   the   mortgage   note
      approximated its carrying value at
      September 30, 1996 and December 31,
      1995.                                            6,798            6,897

      9.04% mortgage note payable by the
      consolidated     Hacienda     Park
      Associates to an insurance company
      secured by the Saratoga Center and
      EG&G  Plaza  operating  investment
      property.    The   loan   requires
      monthly   principal  and  interest
      payments of $36  through  maturity
      on  January  20,  2002.  The  fair
      value   of   the   mortgage   note
      approximated its carrying value at
      September 30, 1996 and December 31,
      1995.                                            3,437            3,468
                                                    --------         --------
                                                    $ 19,683         $ 19,907
                                                    ========         ========


        On November 7, 1994, the Partnership repaid certain outstanding zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan obtained by Richmond Gables Associates and secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $43,000. On February 10, 1995, the Partnership repaid an outstanding zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately
    $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loans secured by the Gables and Loehmann's Plaza properties rests with the respective unconsolidated joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of these unconsolidated joint ventures. The Partnership has indemnified Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings.

7.   Contingencies

        As discussed in more detail in the Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     As a result of an overall improvement in operations at the Partnership's investment properties, the Partnership expects to increase its annual distribution rate from 1% to 2.5% on the $882 remaining portion of an original $1,000 investment. This potential adjustment would be effective for the distribution to be paid on May 15, 1997 for the quarter ending March 31, 1997. As discussed in the Annual Report, the Partnership reduced its distribution rate to a level of 1% on remaining invested capital effective for the payment made on February 15, 1996 for the quarter ended December 31, 1995 as a result of the reduction in Partnership cash flow resulting from the sale of the Richmond Park, Richland Terrace and Treat Commons II properties during the third quarter of fiscal 1996. During fiscal 1997, management has evaluated the expected future capital needs of the Partnership's remaining investment properties and believes that current cash reserve levels are sufficient for such purposes. The status of these potential future capital requirements are discussed further below.

    Loehmann's Plaza was 84% leased as of December 31, 1996, an increase from 79% as of the end of the second quarter. During the third quarter of fiscal 1997, a lease was signed with a new 8,526 square foot tenant. This tenant will take 5,525 square feet of vacant space and 3,001 square feet of an existing tenant's 7,290 square foot space. During the second quarter of fiscal 1997, a renewal and expansion agreement was signed with an existing tenant that increased its 7,058 square foot store to a total of 13,160 square feet, or 9% of the Center's rentable area. As previously reported, a major capital enhancement program was completed at Loehmann's Plaza between the spring of 1995 and the fall of 1996. The improvement program cost approximately $2 million and was necessary in order for the property to remain competitive in its market. As part of a planned repositioning program, management terminated the lease of the property's anchor tenant, Loehmann's, which occupied 15,000 square feet, or approximately 10% of the property's net leasable area. Loehmann's, which is no longer a prominent retailer in the Kansas City area, was not serving as a major draw for the center and was paying a substantially below market rental rate. On November 7, 1995, management completed the negotiation of an agreement whereby Loehmann's consented to terminate its lease, vacate the property and relinquish control of its space to the Partnership's joint venture in return for a payment of $75,000. Management is currently in discussions with a number of potential replacement anchor tenants for the vacant Loehmann's space. A lease with a national or strong regional credit anchor tenant would greatly enhance the position of the property in its marketplace, resulting in increased cash flow and an improved ability to lease vacant shop space. Once this anchor space is fully leased, the property would be in a position to be sold.

    A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements, which included specified occupancy and rental income thresholds. If such requirements were not met within 18 months from the date of the loan closing, the lender would have the right to apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guarantee up to $1,400,000 of the loan obligation. This guaranty was to be released in the event that the venture satisfied the requirement for the release of the Renovation and Occupancy Escrow funds. The Partnership did not satisfy the requirements for the release of these escrow funds by the required date in August 1996. As a result, these funds are expected to be applied against the mortgage loan payable obligation during fiscal 1997, and the $1.4 million recourse obligation will likely remain in place until the property is sold or refinanced. The funds required to pay for the remaining re-leasing costs at Loehmann's Plaza will be provided by the proceeds retained by the Partnership from the sales of the Richmond Park, Richland Terrace and Treat Commons II properties in fiscal 1996.

     A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant 36,000 square foot anchor tenant space at West Ashley Shoppes. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. West Ashley's other major anchor tenant, Phar-Mor, emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code during fiscal 1996. While Phar-Mor closed a number of its stores nationwide as part of its bankruptcy reorganization, the company remains obligated under a lease at West Ashley which runs through August 2002. On September 9, 1996, Phar-Mor announced plans to merge with ShopKo, another major pharmacy store chain. Prior to the merger, Phar-Mor's strategy since emerging from bankruptcy was to "rightsize" its stores down to 40,000 square feet. Since the announced plans to merge with Shopko, Phar-Mor has announced that its stores will be approximately 55,000 square feet, which is in line with the size of the existing Phar-Mor store at West Ashley Shoppes. With these new developments, it does not appear that Phar-Mor will continue to pursue the relocation scenario to the former Children's Palace space as discussed in prior reports. The property's leasing team is currently refocusing its efforts on finding another national credit tenant or tenants to fill the vacant anchor space at West Ashley Shoppes. Overall occupancy at West Ashley Shoppes stood at 70% as of December 31, 1996, up from 68% as of the end of the second quarter. During the third quarter, the leasing team finalized a 4,000 square foot lease with a national tenant which will occupy a space vacated during the prior quarter.

     The 625 North Michigan Office Building was 86% leased at December 31, 1996, down 3% from the prior quarter. A tenant occupying 15,639 square feet moved out of the building during the current quarter upon the expiration of its lease obligation. However, the loss of this tenant was partially offset by certain positive leasing developments during the quarter. Two tenants expanded their spaces for a total of 2,358 square feet, two leases were signed with new tenants occupying 4,724 square feet, and one tenant renewed its lease for 2,109 square feet. The modernization of the building's elevator controls is currently underway, and this work is expected to continue for approximately one year at an estimated total cost of approximately $700,000.

     Occupancy at the Hacienda Business Park remained at 100% as of December 31, 1996. Market conditions in Pleasanton, California, where Hacienda Park is located, have improved significantly over the past year. During the quarter ended September 30, 1996, four build-to-suit office developments, totalling 542,000 square feet, commenced construction. In calendar 1997, three speculative office projects, totalling 560,000 square feet, are scheduled to begin construction. The Hacienda Park investment property has been fully leased since the third quarter of fiscal 1996 with no leases due to expire until February 1998. During the third quarter, however, a major tenant at Hacienda Business Park announced that it will vacate the property and relocate to one of the proposed new buildings. This tenant occupies 51,683 square feet, or 28% of the property's leasable area, and will remain responsible for paying rent and its share of operating expenses on its six leases at Hacienda Park which expire between February 1998 and January 2001. The property's leasing team will focus its efforts on securing replacement tenants for this space. When new leases for a substantial portion of this tenant's space have been signed, management will review the potential for selling the Hacienda Business Park property.

     The average occupancy level at Asbury Commons Apartments in Atlanta, Georgia, was 89% for the third quarter of fiscal 1997, compared to 93% for the previous quarter. Despite the 4% decline, average occupancy at Asbury Commons continues to compare favorably to other similar quality apartment properties in the market. The decrease in occupancy at Asbury Commons resulted from several factors including the development of a substantial number of apartment units in the local market, as well as a seasonal decline in the number of prospective tenants looking to rent apartments. In addition, there has been a market-wide decline in average occupancy levels as a result of the thousands of temporary employees that moved out of Atlanta after the Olympics. As the newly constructed apartments are leased over the next year, rental rates and occupancy levels are projected to remain flat. After this absorption period, however, the Atlanta apartment market should benefit from the continuation of strong regional population and job growth.

     During the third quarter, an analysis of the exterior wood trim and wood framing at the Asbury Commons Apartments revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. Management is in the process of assembling a design and construction team to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on the preliminary assessments, the magnitude of the repair work could be substantial. Management is also evaluating potential claims to be made against various parties responsible for the construction of the apartment complex. The eventual outcome of any such claims cannot be determined at the present time.

     At The Gables Apartments in Richmond, Virginia, the average occupancy level was 90%, compared to 95% the previous quarter. The drop in average occupancy resulted from a decline in the number of prospective tenants looking to rent apartments during the holiday season as well as the continued attraction of the local single-family home market. However, with demand for apartments in the Richmond market generally remaining strong and only moderate new construction activity underway, management anticipates that average occupancy levels will rebound during the next quarter. In order to ensure that The Gables continues to show well to prospective tenants, a signage and entrance improvement program was completed during the third quarter.

     The  Partnership  elected  early  application  of  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) in fiscal 1996. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. Based on management's analysis of potential impairment in the fourth quarter of fiscal 1996, the estimated fair values of the Hacienda Park, 625 North Michigan, Loehmann's Plaza and West Ashley Shoppes properties were below their net carrying amounts as of December 31, 1995. Management's estimates of future undiscounted cash flows for all four properties indicated that such carrying amounts were expected to be recovered, but, in the case of 625 North Michigan and Hacienda Park, the reversion values could be less than the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 and the Hacienda Park joint venture commenced recording an additional annual depreciation charge of $250,000 in calendar 1995. Both adjustments were reflected in the Partnership's consolidated financial statements effective for the fourth quarter of fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no changes to the depreciation on Loehmann's Plaza or West Ashley Shoppes were required.

     At December 31, 1996, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,511,000. Such cash and cash equivalent amounts will be utilized for the working capital
requirements   of  the   Partnership,   for   reinvestment  in  certain  of  the
Partnership's properties (as required) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership reported a net loss of $224,000 for the three months ended December 31, 1996, as compared to a net loss of $225,000 for the same period in the prior year. This $1,000 decrease in the Partnership's net loss is attributable to a decrease in the Partnership's operating loss of $82,000 which was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income of $54,000 and a decrease in interest income on notes receivable from unconsolidated ventures of $27,000. The Partnership's operating loss decreased primarily due to declines in general and administrative expenses and interest expense which were partially offset by an increase in depreciation expense. General and administrative expenses decreased by $152,000 mainly as a result of additional legal costs incurred in the prior three-month period associated with certain refinancing and sale transactions, as well as a reduction in other professional fees. Interest expense decreased by $63,000 as a result of scheduled monthly principal payments as well as interest attributable to a $2 million short-term loan which was outstanding in the prior year. Depreciation and amortization expense increased by $109,000 for the current three-month period primarily due to the accelerated depreciation on the Hacienda Business Park property, as discussed further above.

    A major portion of the decrease in the Partnership's share of unconsolidated ventures' income, as well as the decrease in interest income on notes receivable from unconsolidated ventures, resulted from income attributable to the Richmond Park/Richland Terrace and Treat Commons II joint ventures which sold their operating properties during the third quarter of fiscal 1996. The decrease in the Partnership's share of unconsolidated ventures' income resulting from the asset sales was partially offset by improved operating results at all three remaining unconsolidated ventures for the current three-month period. The major reason for the improvement at the 625 North Michigan joint venture was a lower real estate tax expense. The venture's real estate taxes decreased due to a reassessment that lowered the real estate tax bill for the current three-month period. The improved operating results at The Gables and Loehmann's Plaza joint ventures were primarily the result of higher rental income.

Nine Months Ended December 31, 1996
-----------------------------------

    The Partnership reported a net loss of $425,000 for the nine months ended December 31, 1996, as compared to a net loss of $454,000 for the same period in the prior year. This decrease in the Partnership's net loss resulted from a $304,000 decrease in the Partnership's operating loss which was partially offset by a $195,000 decrease in the Partnership's share of unconsolidated ventures' income and an $80,000 decrease in interest income on notes receivable from unconsolidated ventures. A major portion of the decrease in the Partnership's share of unconsolidated ventures' income, as well as the decrease in interest income on notes receivable from unconsolidated ventures, resulted from income attributable to the Richmond Park/Richland Terrace and Treat Commons joint ventures which sold their operating properties during the third quarter of fiscal 1996. Increases in property operating expenses at the Loehmann's Plaza and 625 North Michigan joint ventures during the current nine-month period also contributed to the decrease in the Partnership's share of unconsolidated ventures' income. Property operating expenses at Loehmann's Plaza increased mainly due to additional repairs and maintenance expenses and depreciation charges associated with the recently completed enhancement program discussed further above. Property operating expenses at 625 North Michigan increased mainly due to additional repairs and maintenance expenditures associated with the renovation of the building's exterior facade incurred in the current nine-month period. An increase in rental income from The Gables Apartments and a decrease in real estate taxes at 625 North Michigan partially offset the impact of these unfavorable changes in the current nine-month period. Rental income from The Gables Apartments increased by approximately 7% over the same period in the prior year due to increases in rental rates implemented over the past year as a result of the strengthening Richmond apartment market. At 625 North Michigan, a property tax reassessment resulted in a reduction in taxes for the current nine-month period.

    The Partnership's operating loss decreased for the nine months ended December 31, 1996, when compared to the same period in the prior year, due to a $375,000 increase in total revenues, which was partially offset by a $71,000 increase in total expenses. Total revenues increased due to an increase in rental income and expense reimbursements from the consolidated joint ventures as well as an increase in interest income. Rental income and expense reimbursements increased mainly due to an increase in average occupancy at the Hacienda Business Park along with higher average rental rates at the Asbury Commons Apartments and Hacienda Business Park during the current nine-month period. Interest income increased due to an increase in average outstanding cash reserve balances resulting from the retention of a portion of the sales proceeds from the Richmond Park/Richland Terrace and Treat Commons II properties. Total expenses increased mainly due to higher depreciation and amortization charges related to the consolidated joint ventures in the current nine-month period. The increase in depreciation and amortization expense is primarily attributable to the accelerated depreciation on the Hacienda Business Park property, as discussed further above. Decreases in interest expense and general and administrative expenses partially offset the higher depreciation and amortization charges. Interest expense decreased by $88,000 primarily due to scheduled principal amortization as well as interest attributable to a $2 million short-term loan which was outstanding in the prior year. General and administrative expenses declined mainly as a result of a reduction in certain professional fees.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      With regard to the Abbate and Bandrowski actions described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to both actions was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


                                    PAINEWEBBER EQUITY PARTNERS TWO
                                          LIMITED PARTNERSHIP


                                    By:  Second Equity Partners, Inc.
                                         Managing General Partner



                                    By: /s/ Walter V. Arnold
                                        --------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer






Dated:  February 12, 1997