Form 10-K405
period 1997-03-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1997-06-30
CIK 793973

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  _____                 SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: MARCH 31, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from_____ to _____ .

                       Commission File Number: 0-15705

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        Virginia                                               04-2918819
        --------                                               ----------
(State of organization)                                     (I.R.S. Employer
                                                          Identification  No.)

  265 Franklin Street, Boston, Massachusetts                        02110
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code         (617)  439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                         ----------------
       None                                                         None

Securities registered pursuant to Section 12(g) of the Act:

                       UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                              -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No ____
                                      ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                              Parts II and IV
July 21, 1986, as supplemented

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                1997 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                    Page

Item    1      Business                                                   I-1

Item    2      Properties                                                 I-3

Item    3      Legal Proceedings                                          I-4

Item    4      Submission of Matters to a Vote of Security Holders        I-5

PART II

Item    5      Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters           II-1

Item    6      Selected Financial Data                                   II-1

Item    7      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     II-2

Item    8      Financial Statements and Supplementary Data               II-9

Item    9      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 II-9

PART III

Item   10      Directors and Executive Officers of the Partnership      III-1

Item   11      Executive Compensation                                   III-2

Item   12      Security Ownership of Certain Beneficial Owners
                and Management                                          III-2

Item   13      Certain Relationships and Related Transactions           III-3

PART IV

Item   14      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                      IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-39

    This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-7 of this Form 10-K.

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

    As  of  March  31,  1997  the  Partnership  owned,   through  joint  venture
partnership, interests in the operating properties set forth in the following table:


Name of Joint Venture                           Date of
Name and Type of Property                       Acquisition
Location                        Size            of Interest    Type of Ownership (1)
--------                        ----            -----------    ---------------------

Chicago-625 Partnership         .38 acres;      12/16/86       Fee ownership of land
625 North Michigan Avenue       324,829 net                    and improvements
Office Tower                    leasable                       (through joint venture)
Chicago, Illinois               square feet

Richmond Gables Associates      15.55 acres;    9/1/87         Fee ownership of land
The Gables at Erin Shades       224 units                      and improvements
 Apartments                                                    (through joint venture)
Richmond, Virginia

Daniel/Metcalf Associates       19 acres;       9/30/87        Fee ownership of land
  Partnership                   142,363 net                    and improvements
Loehmann's Plaza Shopping       leasable                       (through joint venture)
 Center                         square feet
Overland Park, Kansas

Hacienda Park Associates        12.6 acres;     12/24/87       Fee ownership of land
Saratoga Center & EG&G Plaza    184,905 net                    and improvements
Office Buildings                leasable                       (through joint venture)
Pleasanton, California          square feet

West Ashley Shoppes Associates  17.25 acres;    3/10/88        Fee ownership of land
West Ashley Shoppes             134,406 net                    and improvements
Charleston, South Carolina      leasable                       (through joint venture)
                                square feet

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

     Originally, the Partnership had interests in ten joint venture partnerships, four of which have since been liquidated following the sales of their operating investment properties. On November 2, 1995, the joint venture which owned the Richmond Park Apartments and Richland Terrace Apartments sold the properties to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million loan which encumbered the property. In addition, on December 29, 1995 the joint venture which owned the Treat Commons II Apartments sold the property to a third party for approximately $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. On May 31, 1990, the joint venture that owned the Highland Village Apartments sold the property at a gross sales price of $8.5 million. Net proceeds from the sale were split between the Partnership and its co-venture partner, with the Partnership receiving approximately $7.7 million. Also, on November 29, 1989, the Partnership entered into an agreement with Awbrey's Road II Associates Limited Partnership (ARA) to sell the rights to its interest in Ballston Place - Phase II Associates which was to own and operate Ballston Place - Phase II, an apartment complex in Arlington, Virginia. The Partnership received the $9 million which had been funded into escrow during the construction phase of the project. In addition, the Partnership received certain other compensation in connection with this transaction. As a result of these sale transactions, the Partnership no longer owns any interest in the Richmond Park Apartments, Richland Terrace Apartments, Treat Commons II Apartments, Highland Village Apartments or Ballston Place - Phase II Apartments.

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

     Through March 31, 1997, the Limited Partners had received cumulative cash distributions totalling approximately $83,564,000, or $652 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $38 per original $1,000 investment from the sale of the Richland Terrace Apartments and Richmond Park Apartments in November 1995, $23 per original $1,000 investment from the sale of the Treat Commons II Apartments in December 1995 and $57 per $1,000 investment from the sale of the Highland Village Apartments in May 1990. The proceeds of the Ballston Place transaction described above were retained by the Partnership to pay down debt and to bolster reserves in light of expected future capital needs. The remaining cash distributions have been from net rental income, and a substantial portion of such distributions has been sheltered from current federal income tax liability. As a result of the reduction in Partnership cash flow resulting from the fiscal 1996 sale transactions described above, the Partnership reduced the annualized distribution rate from 2% to 1% effective for the payment made on February 15, 1996 for the quarter ended December 31, 1995. As of March 31, 1997, the Partnership was paying regular quarterly distributions at a rate of 1% per annum on remaining invested capital of $882 per original $1,000 investment. In addition, the Partnership retains its ownership interest in six of its ten original investment properties.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments, which comprise 73% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. As of March 31, 1997, the Partnership's portfolio of real estate investments consists of two retail shopping centers, two office/R&D properties and two multi-family apartment complexes. While market values for commercial office buildings have generally begun to recover after several years of depressed conditions, such values, for the most part, remain below the levels which existed in the mid-1980's, which is when the Partnership's properties were acquired. Such conditions are due, in part, to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. The market for multi-family residential properties in most markets throughout the country remained strong during fiscal 1997 although estimated market values in some markets appeared to have plateaued as a result of the increase in development activity referred to below. Management is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

     All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The Partnership's shopping centers and office/R&D buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

     As of March 31, 1997, the Partnership had interests in six operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

     Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                             Percent Occupied At
                                 ----------------------------------------------
                                                                        Fiscal
                                                                        1997
                                 6/30/96     9/30/96  12/31/96  3/31/97 Average
                                 -------     -------  --------  ---------------

625 North Michigan Avenue         89%         89%        86%     84%     87%

The Gables at Erin Shades         94%         95%        90%     91%     93%

                                            Percent Occupied At
                                 ----------------------------------------------
                                                                        Fiscal
                                                                        1997
                                 6/30/96     9/30/96  12/31/96  3/31/97 Average
                                 -------     -------  --------  ---------------

(continued)
Loehmann's Plaza Shopping Center  74%         79%        84%     84%     80%

Saratoga Center & EG&G Plaza     100%        100%       100%    100%    100%

West Ashley Shoppes               71%         68%        70%     68%     69%

Asbury Commons Apartments         93%         93%        89%     87%     91%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Equity Partners, Inc. and Properties Associates 1986, L.P. ("PA1986"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Equity Partners Two Limited Partnership, PaineWebber, Second Equity Partners, Inc. and PA1986
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Equity Partners Two Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Second Equity Partners, Inc. and PA1986 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Second Equity Partners, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

         Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1997, there were 9,023 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

    The  Partnership  has a  Distribution  Reinvestment  Plan designed to enable
Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1997.

Item 6. Selected Financial Data

               PaineWebber Equity Partners Two Limited Partnershi
         For the years ended March 31, 1997, 1996, 1995, 1994 and 1993
                    (in thousands, except for per Unit data)

                                          Years ended March 31,
                              ------------------------------------------------
                              1997 (1)   1996      1995 (2)   1994      1993
                              --------   ----      --------   ----      ----

Revenues                      $  5,369   $ 5,069   $ 4,729    $ 4,338  $  4,792

Operating loss                $ (3,667)  $(1,508)  $(2,229)   $(2,391) $ (1,549)

Interest income on note
  receivable from
  unconsolidated
  venture                           -    $    80   $   107    $   106  $    107

Partnership's share
  of unconsolidated
  ventures' income            $    383   $    185  $ 1,818    $ 2,207   $ 2,592

Partnership's share of
  gains on sale of
  unconsolidated operating
  investment properties             -    $  6,766        -         -         -

Net income (loss)             $ (3,266)  $  5,523  $  (304)   $  (78)   $ 1,150

Per 1,000 Limited
 Partnership Units:
    Net income (loss)         $ (24.04)  $  40.68  $ (2.26)   $(0.57)   $  8.47

    Cash distributions
      from operations         $   8.84   $  16.52  $ 34.20    $49.52    $ 49.52

    Cash distributions
      from sale
      transactions                   -   $  61.00          -         -         -

Total assets                  $ 74,278   $ 78,722   $ 84,148  $103,391  $107,382

Long-term debt                $ 21,947   $ 22,315   $ 22,63   $ 36,828  $ 33,845

(1) The Partnership's operating loss for fiscal 1997 reflects a loss of $2,700,000 recognized to reflect an impairment in the carrying value of one of the consolidated operating investment properties. See Note 4 to the accompanying financial statements for a further discussion.

(2) During fiscal 1995, as further discussed in Note 4 to the accompanying financial statements, the Partnership assumed control of the joint venture which owns and operates the West Ashley Shoppes Shopping Center. Accordingly, this joint venture, which had been accounted for under the equity method in prior years, has been consolidated in the Partnership's financial statements beginning in fiscal 1995.

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

Item 7.   Management's  Discussion  and Analysis of Financial  Condition  and
           Results of Operations


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------

    The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership commenced an offering to the public on July 21, 1986 for up to 150,000,000 units (the "Units") of limited partnership interest (at $1 per
Unit) pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised gross proceeds of $134,425,741 between July 21, 1986 and June 2, 1988. The Partnership also received proceeds of $23 million from the issuance of zero coupon loans. The loan proceeds, net of financing expenses of approximately $908,000, were used to pay the offering and organization costs, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1997, four of these investments had been sold. The Partnership retains an interest in six operating properties, which are comprised of two multi-family apartment complexes, two office/R&D complexes and two retail shopping centers. Other than the guaranty related to the Loehmann's Plaza mortgage loan discussed further below, the Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvement costs of its joint venture investments in accordance with the respective joint venture agreements.

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be the opportune time to sell the Partnership's portfolio of properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years.

      As reported in the Partnership's quarterly report for the period ended December 31, 1996, management discovered the existence of certain potential construction problems at the Asbury Commons Apartments during fiscal 1997. The initial analysis of the construction problems at Asbury Commons revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on this evaluation, the structural problems may be more extensive and cost significantly more than originally estimated. It will also require further investigation which together with eventual construction repair work may result in disruptions to property operations while units are possibly taken out of service for testing and repairs. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. The Partnership is currently exploring all of its options with regard to potential claims for recovery of damages caused by these circumstances. However, the prospects for any future recoveries from such claims are uncertain at the present time. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any recoveries are realized. Nonetheless, because of the seriousness of the construction problems at Asbury Commons, the Partnership has suspended the distribution increase which was planned to begin in the fourth quarter of fiscal 1997. The Partnership had planned to increase the distribution rate from 1% to 2.5% per annum on a Limited Partner's remaining capital account of $882 per original $1,000 investment. However, in light of the magnitude of the repair work required at Asbury Commons, as well as other potential near-term capital needs of the Partnership's commercial properties, as discussed further below, management concluded that it would be prudent to continue distributions at a conservative level for the foreseeable future.

      The average occupancy level at the Asbury Commons Apartments was 87% for the quarter ended March 31, 1997, compared to 89% for the prior quarter and 96% for the same period one year ago. With nearly 2,000 recently completed apartments still in lease-up at the end of fiscal year 1997, average occupancy levels in the Sandy Springs/Dunwoody local market area decreased to 92% from 98% at the end of the prior year and effective rental rates declined by 6%. In addition to the 2,000 units in lease-up, two additional communities comprising 536 additional units are under construction. Therefore, no growth in effective rental rates is projected during the next year. Nonetheless, Atlanta's population is projected to continue to grow at twice the national average, and the Sandy Springs/Dunwoody local market is considered a highly desirable residential area. It is anticipated that occupancy levels and rental rates will improve at Asbury Commons when the newly constructed units are substantially leased. In March 1997, a national property management firm was hired to take over management at Asbury Commons effective April 1, 1997.

      Loehmann's Plaza remained 84% leased at March 31, 1997, unchanged from the quarter ended December 31, 1996. However, physical occupancy increased to 80% from 74% the previous quarter, as a new 8,526 square foot tenant that had signed a lease during the third quarter of fiscal 1997 took occupancy in February 1997. Furthermore, construction of a 6,102 square foot expansion, representing 4% of the Center's leasable area, of an existing 7,058 square foot tenant is underway. When the expansion is completed, this tenant will occupy a total of 13,160 square feet. In addition, subsequent to year-end the property's leasing team signed a 13,410 square foot lease with Gateway 2000, a manufacturer and retailer of personal computers, to occupy the anchor space formerly occupied by Loehmann's. This addition of Gateway 2000 will bring the Center to 93% leased and is expected to result in increased customer traffic levels and improved shop tenant sales. Once Gateway 2000 takes occupancy of this anchor space and the expansion referred to above is completed, the property should be in a position to be marketed for a potential sale.

      A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements, which included specified occupancy and rental income thresholds. If such requirements were not met within 18 months from the date of the loan closing, the lender would have the right to apply the balance of the escrow account to the payment of loan principal. As of August 1996, 18 months from the date of the loan closing, such requirements had not been met. Therefore, the lender may apply the balance of the escrow account to the payment of loan principal. As of March 31, 1997, such application of escrow funds by the lender had not occurred. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the joint venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability.

      A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant 36,000 square foot anchor tenant space at West Ashley Shoppes. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. West Ashley's other major anchor tenant, Phar-Mor, emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code during fiscal 1996. While Phar-Mor closed a number of its stores nationwide as part of its bankruptcy reorganization, the company remains obligated under a lease at West Ashley which runs through August 2002. On September 9, 1996, Phar-Mor announced plans to merge with ShopKo, another major pharmacy store chain. Subsequent to year-end, such merger plans were terminated. Because Phar-Mor leases 52,000 square feet at West Ashley Shoppes, the property's leasing team is attempting to ascertain Phar-Mor's future plans for their store at the Center. The property's leasing team continues to focus its efforts on finding another national credit tenant or tenants to fill the vacant Children's Palace space at West Ashley Shoppes. The leasing team is also developing for the Partnership's review a new marketing plan for this anchor tenant space which has several alternative approaches including non-retail uses. In light of the lack of leasing progress at West Ashley Shoppes in recent years, the Partnership concluded during fiscal 1997 that the carrying value of the West Ashley Shoppes operating investment property was impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, an impairment loss of $2,700,000 was recognized in the current year to write down the net carrying value of the West Ashley Shoppes property to its current estimated fair market value, as determined by an independent appraisal.

      625 North Michigan Avenue in Chicago, Illinois, was 84% leased at March 31, 1997, compared to 89% at the end of the prior year. This decrease is mainly the result of the loss of a 15,639 square foot tenant which had occupied 5% of the building's rentable area. This tenant vacated the property at the end of its lease term to move to another building which was better able to accommodate the tenant's need to expand and its desire to be on one floor. In addition, this tenant's new space had been recently and expensively improved by a previous tenant with a similar use. Although the building's current occupancy level reflects the loss of a few larger tenants with recent lease expirations, the local office market has been improving and its average occupancy level has risen to 86%. As a result, management is cautiously optimistic that ongoing leasing efforts will lead to improved occupancy at the property over the near term. In fiscal 1998, eight tenants occupying a total of 15,053 square feet have leases that will expire. The property's leasing team expects four of these tenants to renew their leases. The modernization of the building's elevator controls is currently underway, with work on two of the eight elevator cars now completed. This work is expected to continue for the remainder of calendar year 1997 at an estimated total cost of approximately $700,000.

      The four buildings comprising the Hacienda Business Park investment property in Pleasanton, California, remained 100% leased to four tenants at the end of the fiscal year. The local market experienced continued rental rate growth during fiscal 1997, and the market occupancy level increased to 98%, largely due to the resurgence in the growth of the high technology industries in California. Leasing activity within the local market area should benefit further from the opening in early May 1997 of a new BART (Bay Area Rapid Transit) station which will serve this Pleasanton office market. During fiscal 1997, one of the property's tenants announced that it will relocate from Hacienda Business Park into a new building under construction in the local market. This tenant occupies a total of 51,683 square feet in two buildings, or 28% of the property's leasable area, under several leases with expiration dates in 1998, 1999 and 2001. One of the buildings contains 41,656 square feet and is fully leased by this tenant. The tenant's remaining 10,027 square feet is leased in an adjoining building. As previously reported, the tenant will consolidate its operations into a competing building which is expected to be completed in early 1998. This tenant will remain responsible for rental payments and its contractual share of operating expenses until the leases expire. The property's leasing team is diligently working to secure replacement tenants for the 51,683 square feet. In addition, a 59,445 square foot tenant, representing 32% of the property's leasable area, has one final right to terminate its lease in March 1998 by providing notice by July 19, 1997. Because the existing rental rates on the leases of these two tenants are significantly below current market rates, it may be in the best interest of the Partnership if either one or both tenants move from Hacienda Business Park prior to the expiration of their leases. This would provide the Partnership with the opportunity to re-lease any vacated space at the higher prevailing market rental rates. In any event, provided there is no dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership can be expected to achieve a materially higher sale price for the Hacienda Park property as the existing below-market leases approach their expiration dates.

      The average occupancy level at The Gables Apartments was 91% for the quarter ended March 31, 1997, compared to 90% for the prior quarter. The occupancy level for the month of March 1997 had increased to 96%, from a level of 90% in February and 88% in January. The upward trend reflects a strong local economy, the seasonal increase in the number of prospective tenants looking to rent apartments, and the moderate level of newly constructed apartments being offered for rent in the local market. As a result of improving average occupancy levels throughout the local apartment market, the significant concessions offered during the holiday season are no longer necessary to attract tenants to The Gables. As job growth is projected to continue during the next few years, the economic outlook for Richmond remains strong. The area's largest new employer would be a planned 7,500-employee Motorola semiconductor chip plant. While the plant is not projected to be completed until 1999, an adjacent Motorola office building is under construction and should be completed by the fall of 1998. Two other significant employers include the White Oaks semiconductor plant, which is under construction and projected to employ 1,500 people, and the nearly completed Capital One credit facility, which will employ 1,000 people. The primary property improvements scheduled at The Gables for the remainder of calendar 1997 include exterior wood-trim replacement in preparation for a complete painting of the building exteriors.

      At March 31, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,322,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties including the anticipated construction repair work at Asbury Commons and the capital needs of the Partnership's commercial properties (as discussed further above) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

            The  Partnership  reported a net loss of  $3,266,000  for the fiscal year ended March 31, 1997 as compared to net income of $5,523,000 for the prior year. This unfavorable change in the Partnership's net operating results is primarily due to the gains recognized on the sales of the Richland Terrace/Richmond Park and Treat Commons II properties during the prior year and the loss on the impairment of the West Ashley Shoppes property recognized in the current year, as discussed further above. The Partnership's share of the gains on the sale of the Richland Terrace/Richmond Park and Treat Commons II properties in fiscal 1996 (including the write-off of unamortized excess basis) was $4,344,000 and $2,422,000, respectively. As noted above, in the current year the Partnership recognized an impairment loss on the carrying value of the consolidated West Ashley Shoppes property of $2,700,000.

      These unfavorable changes in the Partnership's net operating results were partially offset by an increase in rental income and expense reimbursements and reductions in interest expense and property operating expenses from the consolidated joint ventures, along with a decline in Partnership general and administrative expenses. Rental revenues increased primarily due to a $280,000 increase in income at Hacienda Park due to an increase in both the property's average occupancy level and rental rates. Occupancy at Hacienda Park averaged 100% for the current year as compared to 98% for the prior year while the property's average rental rate increased substantially due to the expansion of a major tenant and a lease renewal of another major tenant, both at substantially higher rates. Small increases in rental revenues at the other two consolidated properties, Asbury Commons and West Ashley Shoppes, also contributed to the increase in total rental revenues for the current year. Interest expense declined mainly due to the write off of certain unamortized deferred loan costs attributable to the pay off zero coupon loans refinanced in the prior year. The decline in property operating expenses was mainly attributable to a reduction in repairs and maintenance costs at the consolidated West Ashley Shoppes joint venture. Partnership general and administrative expenses decreased primarily due to the additional professional fees incurred in the prior year associated with the sales of the Treat Commons, Richland Terrace and Richmond Park properties, as well as a reduction in certain other required professional fees in the current year.

      The Partnership's share of unconsolidated ventures' income, excluding the gains recognized from the sale of Treat Commons II, Richland Terrace and Richmond Park in the prior year, increased by $198,000 primarily due to an increase of $81,000 in rental revenues from The Gables Apartments, an increase in other income of $71,000 at the 625 North Michigan joint venture, a reduction of $86,000 in interest expense from the Loehmann's Plaza joint venture and declines in property operating expenses at all three remaining unconsolidated joint ventures. This favorable change occurred despite the fact that the Partnership's share of unconsolidated ventures' income in the prior year included the operations of the Richland Terrace and Richmond Park properties which were sold on November 2, 1995 and Treat Commons II which was sold on December 29, 1995. Rental revenues at The Gables improved due to increases in both average occupancy and rental rates due to the improving market conditions referred to above. Rental revenues were down slightly at both 625 North Michigan and Loehmann's Plaza due to declines in occupancy. The reduction in interest expense at the Loehmann's Plaza joint venture was due to the fact that a portion of the venture's interest costs were capitalized in the current year as a result of the property expansion and renovation project discussed further above. The declines in property operating expenses include a $114,000 reduction in bad debt expense at Loehmann's Plaza, a decrease of $35,000 in repairs and maintenance expenses at 625 North Michigan and declines in salary and utility expenses totalling $49,000 at The Gables. The favorable changes in rental revenues, other income, interest expense and property operating expenses were partially offset by an increase of $207,000 in real estate tax expense of the 625 North Michigan joint venture in the current year.

1996 Compared to 1995
---------------------

     The Partnership reported a net income of $5,523,000 for the fiscal year ended March 31, 1996 as compared to a net loss of $304,000 for fiscal 1995. This favorable change in the Partnership's net operating results was primarily due to the gains recognized on the sales of the Richland Terrace/Richmond Park and Treat Commons II properties during fiscal 1996. The sale of the Richland Terrace and Richmond Park Apartments generated a gain of $4,774,000 for the unconsolidated joint venture which owned the properties. The sale of the Treat Commons II Apartments resulted in a gain of $3,594,000 for the related unconsolidated joint venture. The Partnership's share of such gains (including the write-off of unamortized excess basis) was $4,344,000 and $2,422,000, respectively. Also contributing to the favorable change in net operating results was a decrease in the Partnership's operating loss of $721,000 in fiscal 1996.

     The Partnership's operating loss decreased primarily due to the change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties and the lower interest rates on the refinanced loans. As discussed further in the notes to the Partnership's financial statements which accompany this Annual Report, all of the zero coupon loans secured by the operating investment properties, except for the loan secured by the 625 North Michigan Office Building, were refinanced by the respective joint venture partnerships in fiscal 1995. As part of such refinancing transactions, the proceeds of new loans issued in the names of the joint ventures were used to repay debt which had been issued in the name of the Partnership, which effectively decreased the Partnership's interest expense while at the same time increasing the interest expense of the respective joint ventures. For the unconsolidated joint ventures, such increase in interest expense was reflected in the Partnership's share of unconsolidated ventures' income on the Partnership's fiscal 1996 consolidated statement of operations. The Partnership's operating loss, prior to the effect of the change in interest expense, increased by $34,000 primarily due to an increase in rental revenues which was partially offset by an increase in depreciation and amortization expense. Rental revenues increased at the consolidated Hacienda Park joint venture by $228,000 primarily due to increases in average occupancy from a level of 85% in calendar 1994 to 95% for calendar 1995. Rental revenues at Asbury Commons increased by $166,000 primarily due to increases in rental rates in calendar 1994 and 1995 made possible by the strong Atlanta market. The average occupancy level at the Asbury Commons Apartments actually declined from 96% for calendar 1994 to 94% for calendar 1995. Revenues at West Ashley Shoppes improved by $100,000 in calendar 1995, as compared to calendar 1994, due to a slight increase in average occupancy and an increase in tenant reimbursement income. Depreciation and amortization expense increased by $378,000 in fiscal 1996 due to the acceleration of depreciation on the consolidated Hacienda Park property, as discussed further in the noes to the accompanying financial statements, and the capitalized tenant improvements and leasing commissions associated with the increased leasing activity at Hacienda Park.

     The Partnership's share of unconsolidated ventures' income, excluding the gains recognized from the sale of Treat Commons II, Richland Terrace and Richmond Park, decreased by $1,633,000 primarily due to an increase of $1,226,000 in interest expense recorded by the unconsolidated joint ventures associated with the refinancings referred to above. In addition, the combined effect of a decrease in rental revenues and an increase in depreciation and amortization expense contributed to the unfavorable change in the Partnership's share of unconsolidated ventures' income. Rental revenues decreased by $360,000 due to a decrease in average occupancy levels at Loehmann's Plaza, from 96% for calendar 1994 to 89% for calendar 1995, primarily due to a buyout of the property's anchor tenant lease. In addition, the fiscal 1996 results include less than twelve months of operations for the Richland Terrace and Richmond Park properties which were sold on November 2, 1995. Increases in occupancy at 625 North Michigan and Treat Commons II, as well as increases in rental rates at Richmond Gables, helped offset a portion of the above decrease in rental revenues. Average occupancy at 625 North Michigan increased from 83% in calendar 1994 to 88% in calendar 1995 due to a strengthening Chicago office market. Increases in average occupancy at Treat Commons II resulted from the strong local market which contributed to management's decision to sell the property. Depreciation and amortization expense increased by $274,000 mainly due to an acceleration of the depreciation rate at 625 North Michigan and additional capital improvements made to the Loehmann's Plaza property during fiscal 1996.

1995 Compared to 1994
---------------------

      The Partnership reported a net loss of $304,000 for the fiscal year ended March 31, 1995, as compared to a net loss of $78,000 for fiscal 1994. This increase in the Partnership's net loss was attributable to a decrease in the Partnership's share of unconsolidated ventures' income of $389,000, which was partially offset by a decrease in the Partnership's operating loss of $162,000. The Partnership's operating results in fiscal 1995 include the consolidated results of the West Ashley Shoppes joint venture. As discussed further in the footnotes to the financial statements accompanying this Annual Report, the Partnership assumed control over the affairs of the joint venture which owns the West Ashley Shoppes property during the first quarter of fiscal 1995 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to the Partnership and Second Equity Partners, Inc., the Managing General Partner of the Partnership. In fiscal 1994, the results of the West Ashley joint venture are reflected on the equity method.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

    The following factors could cause actual results to differ materially from historical results or those anticipated:

    Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

    Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

    Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

    The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

    Remediation of Construction Defects. As discussed further above, during fiscal 1997 management discovered the existence of certain structural problems at the Asbury Commons Apartments. Based upon an initial evaluation, the remediation of these problems may involve the disruption of property operations while apartment units are possibly taken out of service for testing and repairs. The magnitude of the repairs have been preliminarily estimated to cost between approximately $1.5 million to $2 million to complete. The prospects for any recoveries of these costs from insurance or from the building materials manufacturers are uncertain at the present time. Furthermore, while management believes that these problems can be remediated without a long-term impact on the market value of the property, there can be no assurances that the disruption of property operations and the repair process itself will not adversely impact the Partnership's ability to realize the fair market value of the investment property within the next 2- to- 3 years, which is the expected time frame for the completion of a liquidation of the Partnership.

    Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has surged in the past 12 months. Existing apartment properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The commercial office segment has begun to experience limited new development activity in selected areas after several years of virtually no new supply being added to the market. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

    Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

    Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment, office and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

INFLATION
---------

    The Partnership completed its tenth full year of operations in fiscal 1997. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping centers and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, the West Ashley Shoppes, Loehmann's Plaza and 625 North Michigan properties presently have a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

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

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                   Date elected
  Name                        Office                     Age       to Office
  ----                        ------                     ---       ----------

Bruce J. Rubin          President and Director            37       8/22/96
Terrence E. Fancher     Director                          43       10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer         49       10/29/85
David F. Brooks         First Vice President and
                           Assistant Treasurer            54       4/17/85  *
Timothy J. Medlock      Vice President and Treasurer      36       6/1/88
Thomas W. Boland        Vice President                    34       12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

      Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

      The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 5.25% per annum on invested capital from January 1, 1991 through the quarter ended June 30, 1994 and at a rate of 2% per annum on invested capital from July 1, 1994 through September 30, 1995. Effective for the quarter ended December 31, 1995, the annualized distribution rate was reduced to 1% on a Limited Partner's remaining capital account. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1997. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

      An affiliate of the Adviser performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1997 is $224,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $13,000 included in general and administrative expenses for managing the Partnership's cash assets during fiscal 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the PWPI.

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

   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1997.

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

                                 PAINEWEBBER EQUITY PARTNERS
                                 TWO LIMITED PARTNERSHIP


                                 By: Second Equity Partners, Inc.
                                      Managing General Partner



                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                        Thomas W. Boland
                                        Vice President


Dated:  June 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                     Date: June 30, 1997
   -----------------------                      -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                Date: June 30, 1997
   -----------------------                      -------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS

                                                   Page Number in the Report
Exhibit No.   Description of Document              Or Other Reference
-----------   -----------------------------        -------------------------

(3) and (4)   Prospectus of the Partnership        Filed with the Commission
              dated July 21, 1986, as              pursuant to Rule 424(c)
              supplemented, with particular        and incorporated herein
              reference to the Restated            by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously        Filed with the Commission
              filed as exhibits to registration    pursuant to Section 13 or
              statements and amendments thereto    15(d) of the Securities
              of the registrant together with all Act of 1934 and incorporated such contracts filed as exhibits of herein by reference. previously filed Forms 8-K and Forms
              10-K are hereby incorporated herein
              by reference.


(13)          Annual Report to Limited Partners    No Annual Report for fiscal
                                                   year 1997 has been sent to
                                                   the Limited Partners. An
                                                   Annual Report will besent to
                                                   the Limited Partners
                                                   subsequent to this filing.


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

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference
                                                                      ---------
PaineWebber Equity Partners Two Limited Partnership:

   Report of independent auditors                                         F-2

   Consolidated balance sheets as of March 31, 1997 and 1996              F-3

   Consolidated  statements of operations  for the years ended
      March 31, 1997, 1996 and 1995                                       F-4

   Consolidated  statements of changes in partners'  capital
      (deficit) for the years ended March 31, 1997, 1996 and 1995         F-5

   Consolidated  statements  of cash flows for the years ended
       March 31, 1997, 1996 and 1995                                      F-6

   Notes to consolidated  financial statements                            F-7

   Schedule III - Real Estate and Accumulated Depreciation                F-26

Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership:

   Report of independent auditors                                         F-27

   Combined balance sheets as of December 31, 1996 and 1995               F-28

   Combined  statements  of income and changes in  venturers'
       capital for the years ended December 31, 1996, 1995 and 1994       F-29

   Combined  statements  of cash flows for the years ended
       December 31, 1996, 1995 and 1994                                   F-30

   Notes to combined financial statements                                 F-31

   Schedule III - Real Estate and Accumulated Depreciation                F-39



   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Equity Partners Two Limited Partnership:

    We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Two Limited Partnership as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Two Limited Partnership at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                              /S/ ERNST & YOUNG LLP
                              ---------------------
                              ERNST & YOUNG LLP

Boston, Massachusetts
June 20, 1997

                       PAINEWEBBER EQUITY PARTNERS TWO
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1997 and 1996
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                       1997            1996
                                                       ----            ----
Operating investment properties:
   Land                                           $    7,351       $    8,808
   Building and improvements                          40,018           41,396
                                                  ----------       ----------
                                                      47,369           50,204
   Less accumulated depreciation                     (12,155)         (10,781)
                                                  ----------       ----------
                                                      35,214           39,423

Investments in unconsolidated joint
  ventures, at equity                                 31,784           32,206
Cash and cash equivalents                              5,322            5,126
Escrowed cash                                            279              150
Accounts receivable                                      151              261
Accounts receivable - affiliates                           -               15
Net advances to consolidated ventures                      -               78
Prepaid expenses                                          50               29
Deferred rent receivable                                 832              731
Deferred expenses, net of accumulated
  amortization of $640 ($583 in 1996)                    646              703
                                                  ----------       ----------
                                                  $   74,278       $   78,722
                                                  ==========       ==========

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses            $       271       $      283
Net advances from consolidated ventures                  400                -
Tenant security deposits                                 116               96
Bonds payable                                          2,297            2,408
Mortgage notes payable                                19,650           19,907
Other liabilities                                        331              349
                                                 -----------       ----------
         Total liabilities                            23,065           23,043

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net income                                 161              193
   Cumulative cash distributions                        (701)            (688)

  Limited Partners ($1 per Unit;
  134,425,741 Units issued):
   Capital contributions, net of offering costs      119,747          119,747
   Cumulative net income                              15,569           18,803
   Cumulative cash distributions                     (83,564)         (82,377)
                                                 -----------       ----------
         Total partners' capital                      51,213           55,679
                                                 -----------       ----------
                                                 $    74,278       $   78,722
                                                 ===========       ==========


                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1997, 1996 and 1995
                    (In thousands, except for per Unit data)



                                               1997         1996        1995
                                               ----         ----        ----
Revenues:
   Rental income and expense
     reimbursements                          $  5,011     $ 4,706    $  4,211
   Interest and other income                      358         363         518
                                             --------     -------    --------
                                                5,369       5,069       4,729
Expenses:
   Loss on impairment of operating
     investment property                        2,700           -           -
   Interest expense                             1,990       2,083       2,838
   Depreciation expense                         1,953       1,886       1,493
   Property operating expenses                  1,279       1,320       1,302
   Real estate taxes                              479         422         473
   General and administrative                     528         729         700
   Amortization expense                           107         137         152
                                            ---------     -------    --------
                                                9,036       6,577       6,958
                                            ---------     -------    --------

Operating loss                                 (3,667)     (1,508)     (2,229)

Venture partner's share of consolidated
  venture's operations                             18           -           -

Investment income:
   Interest income on note receivable from
     unconsolidated venture                         -          80         107
   Partnership's share of unconsolidated
     ventures' income                             383         185       1,818
   Partnership's share of gains on
     sale of unconsolidated operating
     investment properties                          -       6,766           -
                                            ---------    --------    --------
                                                  383       7,031       1,925
                                            ---------    --------    --------
Net income (loss)                           $  (3,266)   $  5,523    $   (304)
                                            =========    ========    ========

Net income (loss) per 1,000
  Limited Partnership Units                   $(24.04)     $40.68      $(2.26)
                                              =======      ======      ======

Cash distributions per 1,000
  Limited Partnership Units                   $  8.84      $77.52      $34.20
                                              =======      ======      ======


The above per Limited Partnership Unit information is based upon the 134,425,741 Limited Partnership Units outstanding during each year.




                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)


                                      General       Limited
                                      Partners      Partners       Total
                                      --------      --------       -----

Balance at March 31, 1994             $  (478)      $ 66,025      $ 65,547

Cash distributions                        (46)        (4,598)       (4,644)

Net loss                                   (3)          (301)         (304)
                                      -------      ---------      --------

Balance at March 31, 1995                (527)        61,126        60,599

Cash distributions                        (22)       (10,421)      (10,443)

Net income                                 55          5,468         5,523
                                      -------      ---------      --------

Balance at March 31, 1996                (494)        56,173        55,679

Cash distributions                        (13)        (1,187)       (1,200)

Net loss                                  (32)        (3,234)       (3,266)
                                      -------      ---------      --------

Balance at March 31, 1997             $  (539)     $  51,752      $ 51,213
                                      =======      =========      ========























                           See accompanying notes.


                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                1997        1996         1995
                                                                ----        ----         ----

Cash flows from operating activities:
  Net income (loss)                                         $   (3,266)   $  5,523   $    (304)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
   Loss on impairment of operating investment property           2,700           -           -
   Partnership's share of unconsolidated ventures' income         (383)       (185)     (1,818)
   Partnership's share of gains on sale of
     operating investment properties                                 -      (6,766)          -
   Interest expense on zero coupon loans                             -           -       1,610
   Depreciation and amortization                                 2,060       2,023       1,645
   Amortization of deferred financing costs                         44          44         164
   Changes in assets and liabilities:
     Escrowed cash                                                (129)        (93)        205
     Accounts receivable                                           110        (132)         55
     Accounts receivable - affiliates                               15          63          53
     Prepaid expenses                                              (21)         (1)         (1)
     Deferred rent receivable                                     (101)       (255)       (119)
     Accounts payable and accrued expenses                         (12)       (151)         58
     Advances to/from consolidated ventures                        478        (107)       (455)
     Tenant security deposits                                       20          (7)         (3)
     Other liabilities                                             (18)          1          (4)
                                                            ----------    --------   ----------
         Total adjustments                                       4,763      (5,566)      1,390
                                                            ----------    --------   ----------
         Net cash provided by (used in)
           operating activities                                  1,497         (43)      1,086
                                                            ----------    --------   ----------

Cash flows from investing activities:
  Distributions from unconsolidated ventures                     2,744      15,566      18,749
  Additional investments in unconsolidated ventures             (1,939)       (934)       (383)
  Additions to operating investment properties                    (444)       (421)     (1,077)
  Payment of leasing commissions                                   (94)       (128)       (303)
                                                            ----------    --------   ---------

         Net cash provided by investing activities                 267      14,083      16,986
                                                            ----------    --------   ---------

Cash flows from financing activities:
  Distributions to partners                                     (1,200)    (10,443)     (4,644)
  Payment of principal and deferred interest on
    notes payable                                                 (257)       (230)    (25,937)
  Proceeds from issuance of notes payable                            -           -      10,500
  Refund (payment) of deferred financing costs                       -          22        (328)
  District bond assessments                                          -           -          85
  Payments on district bond assessments                           (111)        (90)       (451)
                                                            ----------    --------   ---------

         Net cash used in financing activities                  (1,568)    (10,741)    (20,775)
                                                            ----------    --------   ---------

Net increase (decrease) in cash and cash equivalents               196       3,299      (2,703)

Cash and cash equivalents, beginning of year                     5,126       1,827       4,530
                                                            ----------    --------   ---------
Cash and cash equivalents, end of year                      $    5,322    $  5,126   $   1,827
                                                            ==========    ========   =========

Supplemental disclosures:
   Cash paid during the year for interest                   $   1,974    $   1,974   $     956
                                                            =========    =========   =========
   Write-off of fully depreciated tenant improvements       $       -    $       -   $   3,026
                                                            =========    =========   =========
                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations

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

       The Partnership  originally invested  approximately  $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1997, four of these investments had been sold. The Partnership retains an interest in six operating properties, which are comprised of two multi-family apartment complexes, two office/R&D complexes and two retail shopping centers. The Partnership is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to 3- years.

2.  Use of Estimates and Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended March 31, 1997. Actual results could differ from the estimates and assumptions used.

       The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own or owned operating properties. Except as described below, the Partnership accounts for its investments in joint ventures using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. All of the joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See
    Note 5 for a description of the unconsolidated joint venture partnerships.

       As discussed further in Note 4, the Partnership acquired control of Hacienda Park Associates on December 10, 1991 and the Atlanta Asbury Partnership on February 14, 1992. In addition, the Partnership acquired control of West Ashley Shoppes Associates in May of 1994. Accordingly, these joint ventures are presented on a consolidated basis in the accompanying financial statements. As discussed above, these joint ventures also have a December 31 year-end and operations of the ventures continue to be reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances to and from consolidated ventures on the accompanying balance sheets.

        The operating investment properties owned by the consolidated joint ventures are carried at cost, net of accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which the Partnership adopted in fiscal 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. During fiscal 1997, the independent appraisal of the West Ashley Shoppes operating investment property indicated that certain operating assets, consisting of land and improvements and building and improvements, were impaired. In accordance with SFAS No. 121, the consolidated West Ashley Shoppes joint venture recorded a reduction in the net carrying value of such assets amounting to $2,700,000 relating to the land and improvements ($1,457,254), building and improvements ($1,821,521) and related accumulated depreciation ($578,775).

       Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over estimated useful lives of five to thirty-one and a half years. During fiscal 1996, circumstances indicated that the consolidated Hacienda Park operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the joint venture commenced recording an additional annual charge to depreciation expense of $250,000 in calendar 1995 to adjust the carrying value of the Hacienda Park property such that it will match the expected reversion value at the time of disposition. Such amount is included in depreciation and amortization on the accompanying fiscal 1997 and 1996 consolidated statements of operations. Such an annual charge will continue to be recorded in future periods. Acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements have been capitalized and are included in the cost of the operating investment properties. Capitalized construction period interest and taxes of West Ashley Shoppes, in the aggregate amount of approximately $485,000, is included in the balance of operating investment properties on the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense when incurred.

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

       Deferred expenses at March 31, 1997 and 1996 include loan costs incurred in connection with the Asbury Commons and Hacienda Park mortgage notes payable described in Note 6, which are being amortized using the straight-line method over their respective terms. The amortization of such costs is included in interest expense on the accompanying statements of operations. Deferred expenses also include legal fees associated with the organization of the Hacienda Park joint venture, which were amortized on the straight-line basis over a sixty-month term, and deferred commissions and lease cancellation fees of Hacienda Park Associates and West Ashley Shoppes Associates, which are being amortized on a straight-line basis over the term of the respective lease.

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

       The cash and cash equivalents, escrowed cash, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and escrowed cash approximate their fair values as of March 31, 1997 and 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

       Certain prior year amounts have been reclassified to conform to the fiscal 1997 presentation.

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

       All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. Due to the reduction in the Partnership's quarterly distribution rate to 2% during fiscal 1992, no management fees were earned for the fiscal years ended March 31, 1997, 1996 and 1995, in accordance with the advisory agreement. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

       Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $224,000, $260,000 and $268,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $13,000, $4,000 and $13,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

       Accounts receivable - affiliates at March 31, 1996 includes $15,000 due from certain unconsolidated joint ventures for expenses paid by the Partnership on behalf of the joint ventures.

4.  Operating Investment Properties

       The Partnership's balance sheets at March 31, 1997 and 1996 include three operating investment properties: Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates; the Asbury Commons Apartments, owned by Atlanta Asbury Partnership; and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed control over the affairs of the venture. The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. Accordingly, all three joint ventures are presented on a consolidated basis in the accompanying financial statements. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag.

    Hacienda Park Associates
    ------------------------

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

       During the guaranty period, which was to have run from December 24, 1987 to December 24, 1991, the co-venturer had guaranteed to fund all operating deficits, capital costs and the Partnership's preference return distribution in the event that cash flow from property operations was insufficient. The co-venturer defaulted on the guaranty obligations in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992, when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a five-year promissory note in the initial face amount of $300,000 payable to the Partnership without interest. Unless prepaid, the balance of the note escalates as to the principal balance annually up to a maximum of $600,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Any amounts received will be reflected as reductions to the carrying value of the operating investment properties. No payments have been received to date. The $600,000 balance of the note receivable became due and payable on October 31, 1996. The Partnership will continue to pursue collection of this balance during fiscal 1998. However, there are no assurances that any portion of this balance will be collected. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated.

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

    Atlanta Asbury Partnership
    --------------------------

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

       During fiscal 1997, the Partnership became aware of certain potential construction problems at the Asbury Common Apartments. The initial analysis of the construction problems revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on this evaluation, the structural problems may be more extensive and cost significantly more than originally estimated. It will also require further investigation which together with eventual construction repair work may result in disruptions to property operations while units are possibly taken out of service for testing and repairs. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. The Partnership is currently exploring all of its options with regard to potential claims for recovery of damages caused by these circumstances. However, the prospects for any future recoveries from such claims are uncertain at the present time. The Partnership believes that it has adequate cash reserves to fund the anticipated repair work regardless of whether any recoveries are realized.

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

    West Ashley Shoppes Associates
    ------------------------------

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

      Subsequent to the settlement agreement and assignment of joint venture interest described above, the terms of the joint venture agreement call for net cash flow from operations of the joint venture to be distributed as follows: (1) the Partnership will receive a preference return of 10% per annum on its net cash investment; (2) next to the partners on a pro rata basis to repay unpaid additional contribution returns and return on accrued preference, as defined; (3) net, until all additional contributions, tenant improvement contributions and accrued preference returns have been paid in full, 50% of remaining cash flow to the partners on a pro rata basis to repay such items, 49.5% to the Partnership, and 0.5% to the co-venturer; and
    (4) thereafter, any remaining cash would be distributed 99% to the Partnership and 1% to the co-venturer.

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

       The following is a combined summary of property operating expenses for the consolidated joint ventures for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                1996        1995         1994
                                                ----        ----         ----

      Property operating expenses:
        Utilities                          $      205    $    219    $    225
        Repairs and maintenance                   266         385         382
        Salaries and related costs                172         216         147
        Administrative and other                  421         300         367
        Insurance                                  54          51          47
        Management fees                           161         149         134
                                           ----------   ---------    --------
                                           $    1,279   $   1,320    $  1,302
                                           ==========   =========    ========

5.  Investments in Unconsolidated Joint Ventures

       The Partnership has investments in three unconsolidated joint venture partnerships which own operating investment properties at March 31, 1997 (five at March 31, 1996, including two ventures which were in the process of liquidating as a result of the sales of their operating investment properties during calendar 1995).

       Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                      Condensed Combined Balance Sheets
                          December 31, 1996 and 1995
                                (in thousands)

                                    Assets
                                                           1996         1995
                                                           ----         ----

      Current assets                                   $  1,264     $   1,454
      Operating investment properties, net               55,402        56,092
      Other assets                                        4,992         5,049
                                                       --------     ---------
                                                       $ 61,658     $  62,595
                                                       ========     =========

                      Liabilities and Venturers' Capital

      Current liabilities                              $  2,515     $   2,505
      Other liabilities                                     315           303
      Long-term debt                                      8,857         8,982
      Partnership's share of venturers' capital          30,726        31,060
      Co-venturers' share of venturers' capital          19,245        19,745
                                                       --------     ---------
                                                       $ 61,658     $  62,595
                                                       =========    =========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                              1996         1995         1994
                                              ----         ----         ----
     Revenues:
      Rental revenues and expense
         reimbursements                   $   9,297     $  11,844    $ 12,204
      Interest and other income                 343           330         289
                                          ---------     ---------    --------
                                              9,640        12,174      12,493

     Expenses:
      Property operating and other expenses   3,009         4,177       4,170
      Real estate taxes                       2,212         2,248       2,565
      Interest on long-term debt                663         1,535         300
      Interest on note payable to venturer        -           100         100
      Depreciation and amortization           3,158         3,704       3,430
                                          ---------     ---------    --------
                                              9,042        11,764      10,565
                                          ---------     ---------    --------

     Operating income                     $     598     $     410    $  1,928
     Gains on sale of operating
        investment properties                     -         8,368           -
                                          ---------     ---------    --------
     Net income                           $     598     $   8,778    $  1,928
                                          =========     =========    ========

     Net income:
         Partnership's share of
            combined income               $     441     $  7,512     $  1,899
         Co-venturers' share of
            combined income                     157        1,266           29

                                          ---------     --------     --------
                                          $     598     $  8,778     $  1,928
                                          =========     ========     ========

                  Reconciliation of Partnership's Investment
                           March 31, 1997 and 1996
                                (in thousands)
                                                            1997        1996
                                                            ----        ----

      Partnership's share of capital at December 31,
         as shown above                                 $  30,726   $  31,060
      Excess basis due to investments in joint
         ventures, net (1)                                  1,094       1,152
      Timing differences (2)                                  (36)         (6)
                                                        ---------   ---------
           Investments in unconsolidated joint
             ventures, at equity at March 31            $  31,784   $  32,206
                                                        =========   =========

    (1)At March 31, 1997 and 1996, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by approximately $1,094,000 and $1,152,000, respectively. This amount, which relates to certain costs incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties (generally 30 years).

    (2)The timing differences between the Partnership's share of capital account balances and its investments in joint ventures consist of capital contributions made to joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in
       Note 2.

               Reconciliation of Partnership's Share of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                             1996          1995         1994
                                             ----          ----         ----

      Partnership's share of operations,
         as shown above                   $    441     $  7,512      $  1,899
      Amortization of excess basis             (58)        (561)          (81)
                                          --------     --------      --------
      Partnership's share of unconsolidated
         ventures' net income             $    383     $  6,951      $  1,818
                                          ========     ========      ========

       The  Partnership's  share of the net income of the  unconsolidated  joint
    ventures  is  presented  as  follows  in  the  accompanying   statements  of
    operations:

                                             1996          1995         1994
                                             ----          ----         ----

      Partnership's share of unconsolidated
         ventures' income                  $   383     $    185      $  1,818
      Partnership's share of gains on
        sale of unconsolidated operating
        investment properties                    -        6,766             -
                                           -------     --------      --------
                                           $   383     $  6,951      $  1,818
                                           =======     ========      ========

       Investments in unconsolidated joint ventures, at equity, is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to Partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

       Investments  in  unconsolidated   joint  ventures,   at  equity,  on  the
   accompanying balance sheets is comprised of the following equity method carrying values (in thousands):
                                                          1997         1996
                                                          ----         ----

        Chicago-625 Partnership                      $   18,937     $  19,487
        Richmond Gables Associates                           34           353
        Daniel/Metcalf Associates Partnership            12,813        12,150
        TCR Walnut Creek Limited Partnership                  -           182
        Portland Pacific Associates                           -            34
                                                     ----------     ---------
         Investments in unconsolidated
           joint ventures                            $   31,784     $  32,206
                                                     ==========     =========

        The Partnership received cash distributions from the unconsolidated ventures during the years ended March 31, 1997, 1996 and 1995 as set forth below (in thousands):

                                                1997         1996        1995
                                                ----         ----        ----

        Chicago-625 Partnership              $  1,689   $   1,158   $   1,114
        Richmond Gables Associates                198         158       5,573
        Daniel/Metcalf Associates Partnership     641         600       3,374
        TCR Walnut Creek Limited Partnership      182       3,216       7,803
        Portland Pacific Associates                34      10,434         885
                                             --------   ---------   ---------
                                             $  2,744   $  15,566   $  18,749
                                             ========   =========   =========

     A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

a.  Chicago - 625 Partnership
    -------------------------

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

      The aggregate cash investment made by the Partnership for its current interest was $26,010,000 (including an acquisition fee of $1,316,600 paid to PWPI and certain closing costs of $223,750). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners One Limited Partnership (PWEP1), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP1's cash investment for its current interest was $17,278,000 (including an acquisition fee of $383,400 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP1 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP1. The Partnership had made Leasing Expense Contributions totalling $2,853,000 through December 31, 1996.

      During calendar 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. The Partnership's share of such amount is reflected in the Partnership's share of unconsolidated ventures' income in fiscal 1997 and 1996. Such an annual charge will continue to be recorded in future periods.

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

      Net cash flow will be distributed as follows: First, a preference return, payable monthly, to the Partnership and PWEP1 of 9% of their respective net cash investments, as defined. Second, to the payment of any unpaid accrued interest and principal on all outstanding default notes. Third, to the payment of any unpaid accrued interest and principal on all outstanding operating notes. Fourth, 70% in total to the Partnership and PWEP1 and 30% to the co-venturer. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $8,131,000 at December 31, 1996.

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

b)  Richmond Gables Associates
    --------------------------

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

      During the Guaranty Period, which expired in September 1990, the co-venturer agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. Total mandatory payments contributed by the co-venturer amounted to $152,048 in 1990. At December 31, 1996, there was a cumulative unpaid preferred distribution payable to the Partnership of $2,086,000. This amount will be paid to the Partnership if and when there is available cash flow.

      The joint venture has entered into a management contract with an affiliate of the co-venturer which is cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is 5% of gross rents, as defined.

c)  Daniel/Metcalf Associates Partnership
    -------------------------------------

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

       The aggregate cash investment by the Partnership for its interest was $15,488,352 (including an acquisition fee of $689,000 paid to PWPI and certain closing costs of $64,352). On February 10, 1995, the joint venture obtained a first mortgage loan secured by the operating investment property in the initial principal amount of $4,000,000. The proceeds of the loan, along with additional funds contributed by the Partnership, were used to repay the portion of the zero coupon note liability of the Partnership which was secured by the operating property (see Note 6). In addition, a portion of the proceeds were used to repay the $700,000 mortgage loan of the joint venture and to establish a Renovation and Occupancy Escrow in the amount of $550,000 as required by the new mortgage loan. The new first mortgage loan was issued in the name of the joint venture, bears interest at an annual rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700. Funds may be released from the Renovation and Occupancy Escrow to reimburse the Loehmann's Plaza joint venture for the costs of certain planned renovations in the event that the joint venture satisfies certain requirements which include specified occupancy and rental income thresholds. As of August 1996, eighteen months subsequent to the date of the loan closing, such requirements had not been met. Therefore, the lender may apply the balance of the escrow account to the payment of loan principal. As of March 31, 1997, such application of escrow funds by the lender had not occurred. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the joint venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability.

      The closing of the February 1995 financing transaction described above was executed in conjunction with an amendment to the Partnership Agreement. The purpose of the amendment was to establish the portion of the new first mortgage loan which was used to repay the borrowing of the Partnership described in Note 6 (the "Partnership Component") as the sole responsibility of the Partnership. Accordingly, any debt service payments attributable to the Partnership Component will be deducted from the Partnership's share of operating cash flow distributions or sale or refinancing proceeds. Furthermore, all expenses associated with such portion of the new borrowing will be specifically allocated to the Partnership. The Partnership has agreed to indemnify the joint venture and co-venture partner against all losses, damages, liabilities, claims, costs, fees and expenses incurred in connection with the Partnership Component of the first mortgage loan. The portion of the new first mortgage loan which was used to repay the joint venture's $700,000 mortgage loan and to establish the Renovation and Occupancy Escrow will be treated as a joint venture borrowing subject to the terms and conditions of the original joint venture agreement.

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

      The co-venturer agreed to contribute to the joint venture all funds that were necessary so the joint venture could distribute to the Partnership its preference return for 36 months from the date of closing (the "Guaranty Period"). Contributions for the final 12 months of the Guaranty Period, which ended September 30, 1990, were in the form of mandatory loans. Such loans are non-interest bearing and will be repaid upon sale or refinancing of the Property. The Partnership's cumulative unpaid preferential return as of December 31, 1996 amounted to $3,334,000. If the joint venture requires additional funds after the Guaranty Period, and such funds are not available from third party sources, they are to be provided in the form of operating and capital deficit loans, 75% by the Partnership and 25% by the co-venturer. At December 31, 1996, the co-venturer was obligated to make additional capital contributions of at least $88,644 with respect to cumulative unfunded shortfalls in the Partnership's preferential return through September 30, 1990.

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

d)  TCR Walnut Creek Limited Partnership
    -------------------------------------

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

      On December 29, 1995, TCR Walnut Creek Limited Partnership sold the Treat Commons Phase II Apartments to a third party for approximately $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. The Partnership was entitled to 100% of the net sale proceeds and cash flow from operations of the venture in accordance with the joint venture agreement. The Partnership distributed approximately $3.1 million of these net sale proceeds to the Limited Partners in a Special Distribution made on February 15, 1996. The remaining sale proceeds of approximately $1 million were retained by the Partnership for potential reinvestment in the Loehmann's Plaza property.

e)  Portland Pacific Associates
    ---------------------------

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

6.  Mortgage Notes Payable

        Mortgage notes payable on the consolidated balance sheets of the Partnership at March 31, 1997 and 1996 consist of the following (in thousands):

                                                      1997              1996
                                                      ----              ----

     9.125%  mortgage note payable to an
     insurance  company  secured  by the
     625 North Michigan Avenue operating
     investment property (see discussion
     below).  The loan requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.  The  terms of the note  were
     modified  effective  May 31,  1994.
     The fair value of the mortgage note
     approximated  its carrying value at
     March 31, 1997 and 1996.                      $ 9,418         $ 9,542


     8.75%  mortgage  note payable to an
     insurance  company  secured  by the
     Asbury Commons operating investment
     property  (see  discussion  below).
     The loan requires monthly principal
     and   interest   payments   of  $55
     through  maturity  on  October  15,
     2001.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying value at December 31, 1996
     and 1995.                                       6,806           6,897

     9.04%  mortgage  note payable to an
     insurance  company  secured  by the
     Saratoga  Center and Hacienda Plaza
     operating  investment property (see
     discussion    below).    The   loan
     requires   monthly   principal  and
     interest  payments  of $36  through
     maturity on January 20,  2002.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     December  31, 1996 and 1995.                    3,426           3,468
                                                   -------        --------

                                                   $19,650        $ 19,907
                                                   =======        ========

    The scheduled annual principal payments to retire mortgage notes payable are as follows (in thousands):

             Year ended March 31,

               1998           $   282
               1999               308
               2000             9,305
               2001               189
               2002             6,416
               Thereafter       3,150
                              -------
                              $19,650

         On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bore interest at an effective compounded annual rate of 9.8% and was secured by the 625 North Michigan Avenue Office Building. Payment of all interest was deferred until maturity, at which time principal and interest totalling approximately $11,556,000 was to be due and payable. The carrying value on the Partnership's balance sheet at March 31, 1994 of the loan plus accrued interest aggregated approximately $10,404,000. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. During the third quarter of fiscal 1994, the Partnership deposited additional collateral of $208,876 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31, 1994) but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal pay down of $801,000, including the application of the additional collateral referred to above. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. On June 20, 1988, the Partnership borrowed $17,000,000 in the form of zero coupon loans due in June of 1995. These notes bore interest at an annual rate of 10%, compounded annually. As of March 31, 1994, such loans had an outstanding balance, including accrued interest, of approximately $23,560,000 and were secured by Saratoga Center and EG&G Plaza, Loehmann's Plaza Shopping Center, Richland Terrace and Richmond Park Apartments, West Ashley Shoppes, The Gables Apartments, Treat Commons Phase II Apartments and Asbury Commons Apartments. During fiscal 1995, the remaining balances of the zero coupon loans were repaid from the proceeds of five new conventional mortgage loans issued to the Partnership's joint venture investees, together with funds contributed by the Partnership, as set forth below.

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

7.  Bonds Payable

      Bonds payable consist of the Hacienda Park joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit Hacienda Business Park and the operating investment property and are secured by liens on the operating investment property. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest are payable in semi-annual installments and mature in years 2004 through 2017. In the event the operating investment property is sold, the liability for the bond assessments would be transferred to the buyer. Accordingly, the Hacienda Park joint venture would no longer be liable for the bond assessments.

      Future scheduled principal payments on bond assessments are as follows (in thousands):

          Year ended December 31,

                  1997            $    101
                  1998                 110
                  1999                 119
                  2000                 128
                  2001                 137
                  Thereafter         1,702
                                  --------
                                  $  2,297
                                  ========

8.  Rental Revenue

      The buildings owned by Hacienda Park Associates and West Ashley Shoppes Associates are leased under noncancellable, multi-year leases. Minimum future rentals due under the terms of these leases at December 31, 1996 are as follows (in thousands):

                                    Future
                                    Minimum
                                    Contractual
                                    Payments
                                    --------

                  1997            $  2,995
                  1998               2,820
                  1999               1,978
                  2000               1,720
                  2001               1,252
                  Thereafter           877
                                  --------
                                  $ 11,642
                                  ========

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

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Equity Partners Two Limited Partnership, PaineWebber, Second Equity Partners, Inc. and PA1986 (1) failed to provide adequate disclosure of the risks involved;
    (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Equity Partners Two Limited Partnership., also alleged that following the sale of the partnership interests, PaineWebber, Second Equity Partners, Inc. and PA1986 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Second Equity Partners, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

         Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.


Schedule III - Real Estate and Accumulated Depreciation
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1997
                                 (In thousands)

                                                 Cost
                          Initial Cost to     Capitalized                                                              Life on Which
                          Consolidated       (Removed)                                                                 Depreciation
                           Joint             Subsequent to    Gross Amount at Which Carried at                         in Latest
                           Ventures          Acquisition                End of Year                                    Income
                               Buildings &   Buildings &      Buildings &        Accumulated  Date of      Date        Statement
 Description Encumbrances Land Improvements Improvements Land Improvements Total Depreciation Construction Acquired    is Computed
 ----------- ------------ ---- ------------ ------------ ---- ------------ ----- ------------ ------------ --------    -----------

Shopping Center
 Charleston, SC   $    -  $4,243   $ 5,669   $(2,660)    $ 2,342  $ 4,910  $ 7,252   $ 1,760    1988       3/10/88     5 - 31.5 yrs.

Business Center
 Pleasanton, CA    5,723   3,315    23,337      (242)      3,370   23,040   26,410     7,197    1985       12/24/87    5 - 25 yr.

Apartment Complex
 Atlanta, GA       6,806   1,702    11,950        55       1,639   12,068   13,707     3,198    1990       3/12/90     10 -27.5 yrs.
                 -------  ------   -------   -------     -------  -------  -------   -------

                 $12,529  $9,260   $40,956   $(2,847)    $ 7,351  $40,018  $47,369   $12,155
                 =======  ======   =======   =======     =======  =======  =======   =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is approximately  $54,161,000.
(B) See Notes 6 and 7 to the Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                            1996         1995       1994
                                                            ----         ----       ----

  Balance at beginning of period                        $  50,204    $ 49,783    $ 41,524
  Consolidation of West Ashley joint venture                    -           -      10,208
  Acquisitions and improvements                               444         421       1,077
  Write off due to permanent impairment (see Note 2)       (3,279)          -           -
  Write-offs due to disposals                                   -           -      (3,026)
                                                        ---------    --------    --------
  Balance at end of period                              $  47,369    $ 50,204    $ 49,783
                                                        =========    ========    ========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period                        $  10,781   $   8,895    $  8,947
  Consolidation of West Ashley joint venture                    -           -       1,481
  Depreciation expense                                      1,953       1,886       1,493
  Write off due to permanent impairment (see Note 2)         (579)          -           -
  Write-offs due to disposals                                   -           -     (3,026)
                                                       ---------    ---------    -------
  Balance at end of period                             $  12,155    $  10,781    $ 8,895
                                                       =========    =========    =======

(E)Costs removed subsequent to acquisition  includes an impairment  writedown on the West Ashley Shoppes property in fiscal 1997
   (see Note 2), $3,026 of fully depreciated tenant  improvements of the Hacienda joint venture written off in calendar  1994, as well as  certain  guaranty  payments  received  from  the co-venturers in the consolidated joint ventures (see Note 4).


                         REPORT OF INDEPENDENT AUDITORS




The Partners of
PaineWebber Equity Partners Two Limited Partnership:

   We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1996 and 1995, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                          /S/ ERNST & YOUNG LLP
                                          ---------------------
                                          ERNST & YOUNG LLP





Boston, Massachusetts
March 13, 1997

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)

                                     Assets

                                                            1996         1995
                                                            ----         ----
Current assets:
   Cash and cash equivalents                              $   600     $   751
   Accounts receivable, net of allowance for
     doubtful accounts of $146 ($101 in 1995)                 637         694
   Prepaid expenses                                            27           9
                                                          -------     -------
      Total current assets                                  1,264       1,454

Operating investment properties:
   Land                                                    15,222      15,222
   Buildings, improvements and equipment                   59,902      59,065
   Construction in progress                                 2,528       1,485
                                                          -------     -------
                                                           77,652      75,772
   Less accumulated depreciation                          (22,250)    (19,680)
                                                         --------     -------
                                                           55,402      56,092

Escrowed funds                                              1,747       1,749
Due from affiliates                                           269         269
Deferred expenses, net of accumulated
 amortization of $1,141 ($1,100 in 1995)                    1,608       1,491
Other assets                                                1,368       1,540
                                                        ---------   ---------
                                                        $  61,658   $  62,595
                                                        =========   =========

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and accrued expenses                $     372   $     270
   Accounts payable - affiliates                                -          21
   Accrued real estate taxes                                2,017       2,047
   Distributions payable to venturers                           1          52
   Current portion - long-term debt                           125         115
                                                        ---------   ---------
      Total current liabilities                             2,515       2,505

Tenant security deposits                                      265         253

Subordinated management fee payable to affiliate               50          50

Long-term debt                                              8,857       8,982

Venturers' capital                                         49,971      50,805
                                                        ---------   ---------
                                                        $  61,658   $  62,595
                                                        =========   =========



                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                  COMBINED STATEMENTS OF INCOME AND CHANGES IN
                               VENTURERS' CAPITAL

              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----
Revenues:
   Rental income and expense reimbursements  $  9,297    $ 11,844    $ 12,204
   Interest and other income                      343         330         289
                                             --------    --------    --------
                                                9,640      12,174      12,493

Expenses:
   Real estate taxes                            2,212       2,248       2,565
   Depreciation expense                         2,896       2,756       3,092
   Property operating expenses                    602         908         760
   Repairs and maintenance                        879       1,093       1,037
   Management fees                                318         459         463
   Professional fees                               82          88         122
   Salaries                                       591         882         844
   Advertising                                     46          71          64
   Interest expense on long-term debt             663       1,535         309
   Interest on note payable to venturer             -         100         100
   General and administrative                     438         564         485
   Amortization expense                           262         948         329
   Bad debt expense                                45           1         317
   Other                                            8         111          78
                                             --------    --------   ---------
                                                9,042      11,764      10,565
                                             --------    --------   ---------

Operating income                                  598         410       1,928

Gains on sale of operating investment
   properties                                       -       8,368           -
                                             --------    --------   ---------

Net income                                        598       8,778       1,928

Contributions from venturers                    2,303       1,494         385

Distributions to venturers                     (3,735)    (19,187)    (17,146)

Venturers' capital, beginning of year          50,805      59,720      74,553
                                             --------    --------   ---------

Venturers' capital, end of year              $ 49,971    $ 50,805   $  59,720
                                             ========    ========   =========




                             See accompanying notes.


                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                               1996        1995        1994
                                                               ----        ----        ----


Cash flows from operating activities:
   Net income                                                 $   598     $  8,778    $  1,928
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                              3,158        3,704       3,421
     Amortization of deferred financing costs                      41          169          11
     Gains on sale of operating investment properties               -       (8,368)          -
     Changes in assets and liabilities:
      Accounts receivable, net                                     57          228         125
      Prepaid expenses                                            (18)           5           1
      Other current assets                                          -            -          13
      Escrowed funds                                               20          129      (1,219)
      Deferred expenses                                          (230)        (269)       (230)
      Other assets                                                172           16         297
      Accounts payable and accrued expenses                       102         (144)        (12)
      Accounts payable - affiliates                              (21)            6         (67)
      Tenant security deposits                                     12           75          47
      Accrued real estate taxes                                   (30)        (262)       (183)
                                                              --------    --------    --------
          Total adjustments                                     3,263       (4,711)      2,204
                                                              --------    --------    --------
           Net cash provided by operating activities            3,861        4,067       4,132
                                                              -------     --------    --------

Cash flows from investing activities:
   Additions to operating investment properties                (2,206)      (2,044)     (1,171)
   Purchase of investment securities                                -            -        (534)
   Proceeds from sale of investment securities                      -            -       1,264
   Proceeds from sales of operating
     investment properties                                          -       15,542           -
   Selling costs from sale                                       (190)        (587)          -
   Increase in restricted cash                                    (18)        (550)          -
                                                              -------     --------    --------
           Net cash (used in) provided by
               investing activities                            (2,414)      12,361        (441)
                                                               ------     --------    --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                         -        3,829      12,600
   Principal payments on long-term debt                          (115)        (891)        (19)
   Repayment of partner advances                                    -          (86)          -
   Repayment of note payable to partner                             -       (1,000)          -
   Distributions to venturers                                  (3,786)     (19,241)    (17,122)
   Capital contributions from venturers                         2,303        1,494         385
   Payment of deferred loan costs                                   -          (31)       (249)
                                                              -------     --------    --------
           Net cash used in financing activities               (1,598)     (15,926)     (4,405)
                                                              -------     --------    --------

Net (decrease) increase in cash and cash equivalent             (151)          502        (714)
Cash and cash equivalents, beginning of year                      751          249         963
                                                              -------     --------    --------
Cash and cash equivalents, end of year                        $   600     $    751    $    249
                                                              =======     ========    ========

Cash paid during the year for interest                        $   801     $  1,071    $    164
                                                              =======     ========    ========
                                                See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


1.   Organization

       The accompanying financial statements of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership (Combined Joint Ventures) include the accounts of Chicago-625 Partnership, an Illinois general partnership; Richmond Gables Associates, a Virginia general partnership; Daniel/Metcalf Associates Partnership, a Kansas general partnership; TCR Walnut Creek Limited Partnership, a Texas limited partnership and Portland Pacific Associates, a California general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Equity Partners Two Limited Partnership ("EP2").

       The financial statements of the Combined Joint Ventures have been prepared based on the periods that EP2 held an interest in the individual joint ventures. The dates of EP2's acquisition of interests in the joint ventures are as follows:
                                                       Date of Acquisition
                       Joint Venture                   of Interest
                       -------------                   -------------------

            Chicago-625 Partnership                   December 16, 1986
            Richmond Gables Associates                September 1, 1987
            Daniel/Metcalf Associates Partnership     September 30, 1987
            TCR Walnut Creek
              Limited Partnership                     December 24, 1987 (1)
            Portland Pacific Associates               January 12, 1988 (2)

   (1) On December 29, 1995, the TCR Walnut Creek Limited Partnership sold its operating investment property. The joint venture was liquidated during 1996.

   (2) On November 2, 1995, Portland Pacific Associates sold its two operating investment properties. Portland Pacific Associates was liquidated during 1996.

2.   Summary of Significant Accounting Policies

    Use of estimates
    ----------------

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996.
    Actual results could differ from the estimates and assumptions used.

    Deferred expenses
    -----------------

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

    Income tax matters
    ------------------

       The Combined Joint Ventures are comprised of entities which are not taxable and, accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

    Cash and cash equivalents
    -------------------------

       For purposes of reporting cash flows, the Combined Joint Ventures consider all highly liquid investments, money market funds and certificates of deposit purchased with original maturities of three months or less to be cash equivalents.

    Rental revenues
    ---------------

       Certain joint ventures have long-term operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the term of the related lease agreements.

    Fair value of financial instruments
    -----------------------------------

        The carrying amounts of cash and cash equivalents and escrowed funds approximate their respective fair values at December 31, 1996 and 1995 due to the short-term maturities of such instruments. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

    Operating investment properties
    -------------------------------

         Operating investment properties are stated at cost, net of accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was adopted in 1995. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

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

    a.  Chicago-625 Partnership
        -----------------------

        The joint venture owns and operates 625 North Michigan Avenue, a 325,000 square foot office building located in Chicago, Illinois.

    b.  Richmond Gables Associates
        --------------------------

        The joint venture owns and operates The Gables of Erin Shades, a 224-unit apartment complex located in Richmond, Virginia.

    c.  Daniel/Metcalf Associates Partnership
        ------------------------------------

        The joint venture owns and operates Loehmann's Plaza, a 142,000 square foot shopping center located in Overland Park, Kansas.

    d.  TCR Walnut Creek Limited Partnership
        -----------------------------------

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

    e.   Portland Pacific Associates
         ---------------------------

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

    Allocations of net income and loss
    ----------------------------------

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

    Distributions
    -------------

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

    Guaranty Period
    ---------------

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

        The expiration dates of the Guaranty and Mandatory Loan Periods for the joint ventures were as follows:

                                      Guaranty Period      Mandatory Loan Period
                                      ---------------      ---------------------

      Chicago-625 Partnership         December 15, 1989     N/A
      Richmond Gables Associates      September 1, 1990     N/A
      Daniel/Metcalf Associates
        Partnership                   September 30, 1989    September 30, 1990
      TCR Walnut Creek
        Limited Partnership           August 31, 1990       N/A
      Portland Pacific Associates     February 1, 1991      N/A

       As of December 31, 1996, the co-venturer in the Daniel/Metcalf Associates Partnership is obligated to make additional capital contributions of at least $89,000 (subject to adjustment pending the venture partners' determination of an additional amount, if any, of working capital reserves to be funded by the co-venturer) with respect to cumulative unfunded shortfalls in EP2's preferred return through September 30, 1990. Such additional capital contributions are not recorded as a receivable in the accompanying financial statements.

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

       Accounts payable - affiliates was $0 and $21,000 at December 31, 1996 and 1995 respectively. Accounts payable- affiliates at December 31, 1995 included $15,000 owed to EP2 for organization costs paid in connection with the formation of Portland Pacific Associates and $6,000 payable to related parties of Portland Pacific Associates in connection with services rendered to the venture. These obligations were settled in 1996 in conjunction with the liquidation of the joint venture.

5.  Capital Reserves

       The joint venture agreements generally provide that reserves for future capital expenditures be established and administered by affiliates of the co-venturers. The co-venturers are to pay periodically into the reserve (as defined) as funds are available after paying all expenses and the EP2 preferred distribution. No contributions were made to the reserves in 1996, 1995 or 1994.

6.  Rental Revenues

       Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements.

       Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                  1997           $   5,745
                  1998               5,286
                  1999               4,821
                  2000               4,502
                  2001               2,533
                  Thereafter         5,067
                                 ---------
                                 $  27,954
                                 =========

       Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $3,008,000, or 59%, of the rental revenue generated by that property for 1996.

7.  Long-Term Debt

        Long term debt payable at December 31, 1996 and 1995 consists of the following (in thousands):

                                                      1996          1995
                                                      ----          ----
     9.04%  mortgage  note payable to an
     insurance  company  secured  by the
     Loehmann's      Plaza     operating
     investment   property.   The   loan
     requires   monthly   principal  and
     interest  payments  of $35  through
     maturity on February  15, 2003 (see
     discussion below).                                $ 3,915       $ 3,963

     8.72%  mortgage  note payable to an
     insurance  company  secured  by the
     The  Gables  operating   investment
     property. The loan requires monthly
     principal and interest  payments of
     $43 through maturity on October 15,
     2001 (see discussion below).  5,067
     5,134
                                                         8,982         9,097
    Less:  current portion                                (125)         (115)
                                                       -------       -------
                                                       $ 8,857       $ 8,982
                                                       =======       =======

       On November 7, 1994,  a mortgage  note  payable was  obtained by Richmond
    Gables Associates in the initial principal amount of $5,200,000. The mortgage payable is secured by a deed of trust on the venture's operating investment property and a collateral assignment of the venture's interest in the leases. The net proceeds from this mortgage note payable were remitted directly to EP2 per the agreement of the partners. EP2 used the proceeds of the loan in conjunction with the repayment of the encumbrances described in
    Note 8. The fair value of this mortgage note approximated its carrying value as of December 31, 1996 and 1995.

       On January 27, 1995 the Loehmann's Plaza joint venture obtained a first mortgage loan secured by the venture's operating investment property in the initial principal amount of $4,000,000. The proceeds of the loan were used to repay, in full, a $700,000 mortgage loan and to establish a Renovation and Occupancy Escrow in the amount of $550,000. The remainder of the proceeds, along with additional funds contributed by EP2, were used to repay, in full, the borrowing described in Note 8. The fair value of this mortgage note approximated its carrying value as of December 31, 1996 and 1995. Funds may be released from the Renovation and Occupancy Escrow to reimburse the Loehmann's Plaza joint venture for the costs of certain planned renovations, referred to in Note 9, in the event that the joint venture satisfies certain requirements which include specified occupancy and rental income thresholds. As of August 1996, 18 months from the date of the loan closing, such requirements had not been met. Therefore, the lender may apply the balance of the escrow account to the payment of loan principal. As of December 31, 1996, such application of escrow funds by the lender had not occurred. In addition, the lender required that EP2 unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the joint venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability.

       The closing of the Loehmann's Plaza financing transaction described above was executed in conjunction with an amendment to the Joint Venture Agreement. The purpose of the amendment was to establish the portion of the new first mortgage loan which was used to repay the borrowing of EP2 described in Note 8 ("the PWEP Component") as the sole responsibility of EP2. Accordingly, any debt service payments attributable to the PWEP
    Component will be deducted from PWEP's share of operating cash flow distributions or sale or refinancing proceeds. Furthermore, all expenses associated with such portion of the new borrowing will be specifically allocated to PWEP. PWEP has agreed to indemnify the joint venture and the co-venturer against all losses, damages, liabilities, claims, costs, fees and expenses incurred in connection with the PWEP Component of the first mortgage loan. The portion of the new first mortgage loan which was used to repay the venture's $700,000 mortgage loan and to establish the Renovation and Occupancy Escrow will be treated as a joint venture borrowing subject to the terms and conditions of the original Joint Venture Agreement.

        The scheduled annual principal payments to retire long-term debt are as follows (in thousands):

                  1997              $    125
                  1998                   137
                  1999                   150
                  2000                   163
`                 2001                 4,810
                  Thereafter           3,597
                                    --------
                                    $  8,982
                                    ========

8.  Encumbrances on Operating Investment Properties

       Under the terms of the joint venture agreements, EP2 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. EP2 (together in one instance with an affiliated partnership) had exercised its options pursuant to this arrangement by issuing certain zero coupon notes between April and June of 1988. The operating investment properties of all of the Combined Joint Ventures had been pledged as security for these loans which were scheduled to mature in 1995. During calendar 1994, the portion of the zero loans secured by Treat Commons, The Gables, Richmond Park and Richland Terrace properties were repaid in full from the proceeds of new mortgage loans obtained by certain of the joint ventures as described in Note 7. On February 10, 1995 the zero coupon note secured by Loehmann's Plaza, due to mature in June of 1995, was repaid in full with the proceeds of a loan obtained by this joint venture (see Note 7).

       The zero coupon loan secured by the 625 North Michigan Office Building had required that if the loan ratio, as defined, exceeded 80%, then EP2, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed EP2 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, EP2 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether EP2 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,342,000, which was funded by EP2 and its affiliated partnership in the ratios of 59% and 41%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. Under the terms of the modification and extension agreement, this loan remains a direct obligations of EP2 and its affiliate and, therefore, is not reflected in the accompanying financial statements. EP2 is required to make all loan payments and has indemnified the joint venture and the other partners against all liabilities, claims and expenses associated with this borrowing. At December 31, 1996, the aggregate indebtedness of EP2 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,868,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from EP2 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheets.

9.  Property Renovation

       During 1996 and 1995, the Loehmann's Plaza joint venture incurred certain architectural, engineering and other costs relating to a major renovation of its operating property. These costs have been capitalized and are included in the construction in progress account in the accompanying balance sheet. The total cost of the renovation is estimated to be between $2,000,000 and $2,500,000. EP2 is expected to make additional capital contributions, as needed, sufficient to cover the cost of this renovation.


Schedule III - Real Estate and Accumulated Depreciation
                                               COMBINED JOINT VENTURES OF
                                  PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1996
                                                     (In thousands)

                                           Cost
                        Initial Cost to    Capitalized                                                                 Life on Which
                         Combined         (Removed)                                                                    Depreciation
                          Joint            Subsequent to          Gross Amount at Which Carried at                     in Latest
                         Ventures          Acquisition                    End of Year                                  Income
                               Buildings & Buildings &         Buildings &        Accumulated   Date of      Date      Statement
Description Encumbrances Land Improvements Improvements  Land  Improvements Total Depreciation  Construction Acquired  is Computed
----------- ------------ ---- ------------ ------------  ----  ------------ ----- ------------  ------------ -------- ------------

COMBINED JOINT VENTURES:

Office
 Building
Chicago, IL  $ 15,868    $ 8,112    $35,682   $6,358     $ 8,112  $42,040   $50,152   $15,547      1968      12/16/86  5 -17 yrs.

Shopping
 Center
Overland
 Park, KS       3,915      6,265      8,874    3,763       6,215   12,687    18,902     3,222      1980      9/30/87   7 - 31.5 yrs

Apartment
 Complex
Richmond, VA    5,067        963      7,906     (271)       895     7,703     8,598     3,481      1987      9/1/87    10 - 27.5 yrs
             --------    -------    -------   ------    -------   -------   -------   -------
             $ 24,850    $15,340    $52,462   $9,850    $15,222   $62,430   $77,652   $22,250
             ========    =======    =======   ======    =======   =======   =======   =======
Notes
(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax  purposes is approximately  $75,862,000.
(B) See Notes 7 and 8 to the Combined  Financial  Statements for a description of the terms of the debt  encumbering the properties.
(C) Reconciliation of real estate owned:
                                           1996              1995        1994
                                           ----              ----        ----

  Balance at beginning of period        $ 75,772          $ 92,328   $  92,013
  Acquisitions and improvements            2,206             2,044       1,221
  Decrease due to sales                        -           (18,600)          -
  Write-offs due to disposals               (326)                -        (906)
                                        --------          --------   ---------
  Balance at end of period              $ 77,652          $ 75,772   $  92,328
                                        ========          ========   =========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period        $ 19,680          $ 20,971   $  18,785
  Depreciation expense                     2,896             2,756       3,092
  Decrease due to sales                        -            (4,047)          -
  Write-offs due to disposals               (326)                -        (906)
                                        --------          --------   ---------
  Balance at end of period              $ 22,250          $ 19,680   $  20,971
                                        ========          ========   =========