Form 10-Q
period 1997-06-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1997-08-14
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                         Commission File Number: 0-15705


                 PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                 ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Virginia                                           04-2918819
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No |_| .

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                 June 30, 1997 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                    June 30          March 31
                                                    -------          --------
Operating investment properties:
   Land                                           $    7,351       $    7,351
   Buildings and improvements                         40,044           40,018
                                                  ----------       ----------
                                                      47,395           47,369
   Less accumulated depreciation                     (12,650)         (12,155)
                                                  ----------       ----------
                                                      34,745           35,214

Investments in unconsolidated ventures, at equity     31,895           31,784
Cash and cash equivalents                              5,194            5,322
Escrowed cash                                            342              279
Accounts receivable                                      255              151
Prepaid expenses                                          35               50
Deferred rent receivable                                 807              832
Deferred expenses, net                                   614              646
                                                  ----------       ----------
                                                  $   73,887       $   74,278
                                                  ==========       ==========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      494       $      271
Net advances from consolidated ventures                  438              400
Tenant security deposits                                  69              116
Bonds payable                                          2,197            2,297
Mortgage notes payable                                19,582           19,650
Other liabilities                                        331              331
Partners' capital                                     50,776           51,213
                                                  ----------       ----------
                                                  $   73,887       $   74,278
                                                  ==========       ==========


        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                 General          Limited
                                                 Partners         Partners
                                                 --------         --------

Balance at March 31, 1996                        $   (494)        $  56,173
Cash distributions                                     (3)             (297)
Net loss                                               (2)             (247)
                                                 --------         ---------
Balance at June 30, 1996                         $   (499)        $  55,629
                                                 ========         =========

Balance at March 31, 1997                        $   (539)        $  51,752
Cash distributions                                     (3)             (297)
Net loss                                               (2)             (135)
                                                 --------         ---------
Balance at June 30, 1997                         $   (544)        $  51,320
                                                 ========         =========

                           See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                               1997           1996
                                               ----           ----
Revenues:
   Rental income and expense reimbursements  $1,352         $1,197
   Interest and other income                    100             76
                                             ------         ------
                                              1,452          1,273

Expenses:
   Property operating expenses                  421            348
   Depreciation and amortization                519            481
   Interest expense                             473            515
   Real estate taxes                            136            116
   General and administrative                    94            138
                                             ------         ------
                                              1,643          1,598
                                             ------         ------
Operating loss                                 (191)          (325)

Partnership's share of unconsolidated
  ventures' income                               54             76
                                             ------         ------

Net loss                                     $ (137)        $ (249)
                                             ======         ======

Net loss per 1,000 Limited
  Partnership Units                          $(1.01)        $(1.86)
                                             ======         ======

Cash distributions per 1,000 Limited
  Partnership Units                          $ 2.21         $ 2.21
                                             ======         ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.


















                           See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       1997            1996
                                                       ----            ----
Cash flows from operating activities:
   Net loss                                        $    (137)        $   (249)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Partnership's share of unconsolidated
       ventures' income                                  (54)             (76)
     Depreciation and amortization                       519              481
     Amortization of deferred financings costs            10               16
     Changes in assets and liabilities:
      Escrowed cash                                      (63)             (57)
      Accounts receivable                               (104)             149
      Prepaid expenses                                    15               18
      Deferred rent receivable                            25              (64)
      Deferred expenses                                   (2)             (70)
      Accounts payable and accrued expenses              223               94
      Advances to (from) consolidated ventures            38              346
      Tenant security deposits                           (47)              18
                                                   ---------         --------
        Total adjustments                                560              855
                                                   ---------         --------
        Net cash provided by operating activities        423              606
                                                   ---------         --------

Cash flows from investing activities:
   Distributions from unconsolidated ventures            456              600
   Additional investments in unconsolidated ventures    (513)            (512)
   Additions to operating investment properties          (26)            (112)
                                                   ---------         --------
        Net cash used in investing activities            (83)             (24)
                                                   ---------         --------

Cash flows from financing activities:
   Distributions to partners                            (300)            (300)
   Repayment of principal on long term debt             (168)             (74)
                                                   ---------         --------
        Net cash used in financing activities           (468)            (374)
                                                   ---------         --------

Net (decrease) increase in cash and cash equivalents    (128)             208

Cash and cash equivalents, beginning of period         5,322            5,126
                                                   ---------         --------

Cash and cash equivalents, end of period           $   5,194         $  5,334
                                                   =========         ========

Cash paid during the period for interest           $     463         $    476
                                                   =========         ========








                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


1.  General

    The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and March 31, 1997 and revenues and expenses for each of the three-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Investments in Unconsolidated Joint Ventures

        As of June 30, 1997, the Partnership had investments in three unconsolidated joint venture partnerships which own operating investment properties as described further in the Partnership's Annual Report The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                               1997          1996
                                               ----          ----

Revenues:
   Rental revenues and expense recoveries    $2,224         $2,319
   Interest and other income                    164            160
                                             ------         ------
                                              2,388          2,479

Expenses:
   Property operating expenses                  805            778
   Real estate taxes                            503            542
   Interest expense                             204            221
   Depreciation and amortization                790            806
                                             ------         ------
                                              2,302          2,347
                                             ------         ------
Net income                                   $   86         $  132
                                             ======         ======

Net income:
   Partnership's share of combined income   $    68         $   90
   Co-venturers' share of combined income        18             42
                                            -------         ------
                                            $    86         $  132
                                            =======         ======

               Reconciliation of Partnership's Share of Operations
                For the three months ended June 30, 1997 and 1996
                                 (in thousands)

                                               1997         1996
                                               ----         ----

   Partnership's share of operations,
       as shown above                       $    68      $    90
   Amortization of excess basis                 (14)         (14)
                                            -------      -------
   Partnership's share of unconsolidated
       ventures' income                     $    54      $    76
                                            =======      =======

3.  Operating Investment Properties

        The Partnership's balance sheets at June 30, 1997 and March 31,1997 include three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes shopping center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The West Ashley Shoppes shopping center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

        The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and the West Ashley Shoppes shopping center for the three months ended March 31, 1997 and 1996 (in thousands):

                                                 1997          1996
                                                 ----          ----

      Property operating expenses:
        Repairs and maintenance                $   156       $    96
        Utilities                                   53            47
        Salaries and related costs                  50            42
        Insurance                                   16            17
        Management fees                             47            39
        Administrative and other                    99           107
                                               -------       -------
                                               $   421       $   348
                                               =======       =======

4. Related Party Transactions

        Included in general and administrative expenses for the three months ended June 30, 1997 and 1996 is $59,000 and $65,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the three months ended June 30, 1997 and 1996 is $6,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

5.   Bonds Payable

        Bonds payable consist of the Hacienda Park joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit Hacienda Business Park and the operating investment property and are secured by liens on the operating investment property. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest are payable in semi-annual installments and mature in years 2004 through 2017. In the event the operating investment property is sold, the liability for the bond assessments would be transferred to the buyer. Therefore, the Hacienda Park joint venture would no longer be liable for the bond assessments.

6.   Mortgage Notes Payable

        Mortgage notes payable on the consolidated balance sheets of the Partnership at June 30, 1997 and March 31, 1997 consist of the following (in thousands):
                                                    June 30          March 31
                                                    -------          --------
     9.125% mortgage note payable by the
     Partnership to an insurance company
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  The  loan  requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.   In   addition,   the   loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     June 30, 1997 and March 31, 1997.             $   9,385     $   9,418

     8.75%  mortgage note payable by the
     consolidated     Atlanta     Asbury
     Partnership to an insurance company
     secured  by  the   Asbury   Commons
     operating investment property.  The
     loan requires monthly principal and
     interest  payments  of $55  through
     maturity on October 15,  2001.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     March  31,  1997 and  December  31,
     1996.                                             6,782         6,806

     9.04%  mortgage note payable by the
     consolidated      Hacienda     Park
     Associates to an insurance  company
     secured by the Saratoga  Center and
     EG&G  Plaza  operating   investment
     property. The loan requires monthly
     principal and interest  payments of
     $36 through maturity on January 20,
     2002.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying  value at March  31,  1997
     and December 31, 1996.                            3,415        3,426
                                                   ---------     --------
                                                   $  19,582     $ 19,650
                                                   =========     ========

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

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to sell the Partnership's remaining operating investment properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years.

      As discussed in the Annual Report, management discovered the existence of certain potential construction problems at the Asbury Commons Apartments during fiscal 1997. The initial analysis of the construction problems at Asbury Commons revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on this evaluation, the structural problems may be more extensive and cost significantly more than originally estimated. It will also require further investigation which together with eventual construction repair work may result in disruptions to property operations while units are possibly taken out of service for testing and repairs. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. During the first quarter of fiscal 1998, the Partnership filed a warranty claim against the manufacturer of the wood-composite siding used throughout Asbury Commons.
Subsequent to the end of the first quarter, the Partnership filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. While there can be no assurances regarding the Partnership's ability to successfully recover any damages relating to the siding and roofing shingles, the Partnership will diligently pursue these and other potential recovery sources. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any recoveries are realized. Nonetheless, because of the seriousness of the construction problems at Asbury Commons, the Partnership has suspended the distribution increase which was planned to begin in the fourth quarter of fiscal 1997. The Partnership had planned to increase the distribution rate from 1% to 2.5% per annum on a Limited Partner's remaining capital account of $882 per original $1,000 investment. However, in light of the magnitude of the repair work required at Asbury Commons, as well as other potential near-term capital needs of the Partnership's commercial properties, as discussed further below, management concluded that it would be prudent to continue distributions at a conservative level for the foreseeable future.

      The average occupancy level at the Asbury Commons Apartments was 84% for the quarter ended June 30, 1997, compared to 87% for the prior quarter and 93% for the same period one year ago. As of June 30, 1997, the property was 92% leased, which was equal to the local market average. During the quarter ended March 31, 1997, the continued lease-up of over 3,500 new apartments in the local area resulted in an increase in the use of concessions and a decrease in effective rents by 5% for comparable properties. However, the use of substantial concessions decreased during the current fiscal quarter and effective rents stabilized. The outlook for additional apartment construction in the local market over the next year is more moderate, with only one new development breaking ground to date this year. In March 1997, a national property management firm was hired to take over management at Asbury Commons effective April 1, 1997. The new management firm has completed its initial market and positioning surveys for Asbury Commons. The property's management and leasing team is confident that the property will perform at average occupancies similar to comparable properties in the market, including newly constructed communities, once the repair program discussed above has been completed. The team has also indicated that effective rents can be increased at Asbury Commons through improved signage, targeted advertising and promotion, and selected unit interior upgrades.

      Loehmann's Plaza Shopping Center in Overland Park, Kansas was 90% leased as of June 30, 1997, as compared to 84% at the end of the previous quarter. Physical occupancy at the Center increased to 89% from 80% the previous quarter. As previously reported, the property's leasing team signed a 13,410 square foot lease, representing 9% of the Center's leasable area, with Gateway 2000 Country Stores to occupy the former Loehmann's space. Gateway 2000 Country Stores, a manufacturer and retailer of personal computers, opened its new store on June 30, 1997. The property's management team reports that the opening of the Gateway 2000 store is already significantly increasing the number of customers in the Center. In addition, a 6,102 square foot expansion of the shopping center was completed during the current quarter for an existing 7,058 square foot tenant that opened for business in late June. With the opening of these two stores, representing almost 20% of the Center's leasable area, the leasing team believes that prospective tenant interest in the remaining 14,000 square feet available for lease will improve. Other tenant activity during the quarter included the signing of a three-year lease extension agreement with an existing 1,920 square foot tenant, the closing on the April 30, 1997 lease expiration date of a 4,289 square foot store with weak sales, and the closing of a 2,000 square foot store of a credit tenant whose lease expires in July 2000. It is anticipated that this tenant will continue to pay its rental payments and contractual share of operating expenses through the lease expiration date or until the space is re-leased to another tenant. With the July grand opening of a new grocery store near Loehmann's Plaza, increased shopper traffic levels along the Center's road frontage are projected. As a result of the Gateway 2000 lease and the completion of the expansion referred to above, the Loehmann's Plaza property should be in a position to be marketed for a potential sale in the relatively near term.

      A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements, which included specified occupancy and rental income thresholds. If such requirements were not met within 18 months from the date of the loan closing, the lender would have the right to apply the balance of the escrow account to the payment of loan principal. As of August 1996, 18 months from the date of the loan closing, such requirements had not been met. Therefore, the lender may apply the balance of the escrow account to the payment of loan principal. As of June 30, 1997, such application of escrow funds by the lender had not occurred. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty will be released in the event that the joint venture satisfies the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability.

      A significant amount of funds may also be needed to pay for tenant improvement costs to re-lease the vacant 36,000 square foot anchor tenant space at West Ashley Shoppes. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. West Ashley's other major anchor tenant, Phar-Mor, emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code during fiscal 1996. While Phar-Mor closed a number of its stores nationwide as part of its bankruptcy reorganization, the company remains obligated under a lease at West Ashley which runs through August 2002. On September 9, 1996, Phar-Mor announced plans to merge with ShopKo, another major pharmacy store chain. During the current quarter, such merger plans were terminated. Because Phar-Mor leases 52,000 square feet at West Ashley Shoppes, the property's leasing team is attempting to ascertain Phar-Mor's future plans for their store at the Center. The property's leasing team continues to focus its efforts on finding another national credit tenant or tenants to fill the vacant Children's Palace space at West Ashley Shoppes. During the first quarter of fiscal 1998, the property's leasing team showed the former Children's Palace space to several prospective tenants, one of whom has shown serious interest. The leasing team is cautiously optimistic that negotiations will result in a lease-up of this space. Securing an anchor tenant would enhance the value of the shopping center and provide stability for the small shop tenants. At the June 30, 1997 quarter end, West Ashley Shoppes was 64% leased and occupied, compared to 68% leased and 67% occupied at the end of the previous quarter. During the period, a 1,050 square foot tenant moved from the Center. Also, a lease expired with a 1,400 square foot tenant which had moved from the Center last quarter. At quarter end, the Center's small shop tenant space was 74% leased.

     The 625 North Michigan Office Building in Chicago, Illinois, was 87% leased at June 30, 1997, compared to 82% at the end of the prior quarter. Four new tenants with a total of 8,422 square feet took occupancy during the quarter, and one tenant expanded its space by 720 square feet. Another tenant occupying 1,509 square feet moved from the building at the end of its lease term. During the quarter, two leases were signed with new tenants that will occupy 7,840 square feet, and one existing tenant signed a lease for a 1,023 square foot expansion. These tenants are expected to move into their spaces during the second quarter. Over the remainder of calendar year 1997, leases with six tenants occupying a total of 11,594 square feet will expire. The property's leasing team expects most of these tenants to renew their leases. The modernization of the building's elevator controls is currently underway. This work is expected to continue for the remainder of calendar year 1997 at an estimated total cost of approximately $700,000.

      The four buildings comprising the Hacienda Business Park investment property in Pleasanton, California, remained 100% leased to four tenants at the end of the first quarter. The local market continues to experience rental rate growth with market occupancy levels over 98%. During May, a new BART (Bay Area Rapid Transit) station opened, which will serve this Pleasanton office market. As previously reported, one of the property's tenants, which occupies 51,683 square feet, or 28% of the property's leasable area, under several leases with expiration dates in 1998, 1999 and 2001, announced that it will relocate from Hacienda Business Park into a new building under construction in the local market. One of the buildings contains 41,656 square feet and is fully leased by this tenant. The tenant's remaining 10,027 square feet is leased in an adjoining building. As previously reported, the tenant will consolidate its operations into the new building which is expected to be ready for occupancy in September 1997. This tenant will remain responsible for rental payments and its contractual share of operating expenses until the leases expire. Nonetheless, the property's leasing team is diligently working to secure replacement tenants for this 51,683 square feet. Because the existing rental rates on the leases of this tenant are significantly below current market rates, the Partnership could have an opportunity to re-lease any vacated space at the higher prevailing market rental rates. In any event, provided there is no dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership can be expected to achieve a materially higher sale price for the Hacienda Park property as the existing below-market leases approach their expiration dates. Accordingly, management plans to defer any sale efforts for the immediate future in order to capture this expected increase in value. In the meantime, management will continue to closely monitor all planned development activity in this market.

     The average occupancy level at The Gables Apartments increased to 96% for the quarter ended June 30, 1997, compared to 91% for the prior quarter and 94% for the same period a year ago. The upward trend reflects a seasonal increase in the number of prospective tenants looking to rent apartments and strong demand for apartments resulting from strong job, household formation and population growth in the Richmond, Virginia market. As job growth is projected to continue during the next few years, the economic outlook for Richmond remains strong. Two significant employers include the White Oaks semiconductor plant, which is under construction and projected to employ 1,500 people, and the nearly completed Capital One credit facility, which will employ 1,000 people. While there are three apartment communities, comprising approximately 900 units, under construction in the local market, only one 280-unit community is considered competition for The Gables Apartments. The other communities are located at least five miles from The Gables and offer larger units at significantly higher rents. The primary property improvements scheduled at The Gables for the remainder of calendar 1997 include exterior wood-trim replacement in preparation for a complete painting of the building exteriors.

      At June 30, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,194,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties including the anticipated construction repair work at Asbury Commons and the capital needs of the Partnership's commercial properties (as discussed further above) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

      The Partnership reported a net loss of $137,000 for the three months ended June 30, 1997, as compared to a net loss of $249,000 for the same period in the prior year. This decrease in net loss is the result of a decline in the partnership's operating loss which was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income. The Partnership's operating loss decreased by $134,000, when compared to the same period in the prior year, due to an increase in total revenues of $179,000, which was partially offset by an increase in total expenses of $45,000. The increase in the Partnership's revenue consisted of a $156,000 increase in rental income and a $24,000 increase in interest and other income. Rental income increased due to an increase in rental income at the consolidated Hacienda Park and West Ashley Shoppes joint ventures. Rental income at Hacienda Park increased due to the expansion of a major tenant and a lease renewal of another major tenant, both at substantially higher rates. Rental income increased at West Ashley Shoppes due to substantial increases in common area maintenance reimbursements and tax reimbursements. Rental income decreased at Asbury Commons due to a decrease in average occupancy. Interest and other income increased as a result of a small increase in the average amount of cash and cash equivalents outstanding when compared to the same period in the prior year.

     The $45,000 increase in total expenses is mainly attributable to an increase in property operating expenses of $73,000. The increase in property operating expenses is mainly attributable to increases in repairs and maintenance costs and salaries at the consolidated Asbury Commons joint venture. Repairs and maintenance costs increased primarily due to the preliminary investigative work related to the construction defects discussed further above. In addition, there were small increases in depreciation and amortization expense and real estate tax expense of $38,000 and $20,000, respectively. Depreciation and amortization expense increased due to an increase in depreciation expense at West Ashley Shoppes. Real estate taxes increased due to a higher expense recorded by the Asbury Commons joint venture. The increases in property operating expenses, depreciation and amortization and real estate taxes were partially  offset by  decreases  in  general  and  administrative  expenses  and interest expense of $44,000 and $42,000, respectively. General and administrative expenses decreased as a result of a decrease in certain required professional fees during the current quarter. Interest expense decreased due to scheduled amortization of the mortgage principal balances outstanding.

      The Partnership's share of unconsolidated ventures' income decreased by $22,000 primarily due to decreases in net income at the 625 North Michigan and Richmond Gables joint ventures of $28,000 and $29,000, respectively. Net income decreased at 625 North Michigan due to a decrease in rental income as a result of a decline in average occupancy. Net income decreased at Richmond Gables primarily due to an increase in utilities expense. The decreases in net income at 625 North Michigan and Richmond Gables were partially offset by an increase in net income at Loehmann's Plaza of $35,000 due to decreases in insurance and repairs and maintenance expenses.

                                     PART II

                                Other Information

Item 1. Legal Proceedings

                    NONE

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


                                    PAINEWEBBER EQUITY PARTNERS TWO
                                          LIMITED PARTNERSHIP


                                    By:  Second Equity Partners, Inc.
                                         Managing General Partner



                                    By:  /s/ Walter V. Arnold
                                        ---------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer






Dated:  August 13, 1997