Form 10-Q
period 1997-09-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1997-11-10
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                  September 30   March 31
                                                  ------------   --------
Operating investment properties:
   Land                                             $  7,351    $  7,351
   Buildings and improvements                         40,115      40,018
                                                    --------    --------
                                                      47,466      47,369
   Less accumulated depreciation                     (13,141)    (12,155)
                                                    --------    --------
                                                      34,325      35,214

Investments in unconsolidated ventures,
  at equity                                           31,597      31,784
Cash and cash equivalents                              5,429       5,322
Escrowed cash                                            373         279
Accounts receivable                                      226         151
Prepaid expenses                                          49          50
Deferred rent receivable                                 782         832
Deferred expenses, net                                   575         646
                                                    --------    --------
                                                    $ 73,356    $ 74,278
                                                    ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses               $    585    $    271
Net advances from consolidated ventures                  319         400
Tenant security deposits                                  65         116
Bonds payable                                          2,197       2,297
Mortgage notes payable                                19,524      19,650
Other liabilities                                        331         331
Partners' capital                                     50,335      51,213
                                                    --------    --------
                                                    $ 73,356    $ 74,278
                                                    ========    ========








                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                     Three Months Ended      Six  Months Ended
                                        September 30,          September 30,
                                    -------------------    -------------------
                                      1997      1996          1997      1996
                                      ----      ----          ----      ----
Revenues:
   Rental income and expense
     reimbursements                $1,210    $1,382       $2,562      $2,579
   Interest and other income          100       104          200         180
                                   ------    ------       ------      ------
                                    1,310     1,486        2,762       2,759

Expenses:
   Property operating expenses        283       318          704         666
   Depreciation and amortization      531       532        1,050       1,013
   Interest expense                   475       483          948         998
   Real estate taxes                  135       141          271         279
   General and administrative         195        93          289         209
                                   ------    ------       ------      ------
                                    1,619     1,567        3,262       3,165
                                   ------    ------       ------      ------
Operating loss                       (309)      (81)        (500)       (406)

Partnership's share of
  unconsolidated ventures'
  income                              168       129          222         205
                                   ------    ------       ------      ------

Net income (loss)                  $ (141)   $   48       $ (278)     $ (201)
                                   ======    ======       ======      ======

Net income (loss) per 1,000
  Limited Partnership Units        $(1.04)    $ 0.35      $(2.05)     $(1.48)
                                   ======     ======      ======      ======

Cash distributions per 1,000
  Limited Partnership Units        $ 2.21     $ 2.21      $ 4.42      $ 4.42
                                   ======     ======      ======      ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.






                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General     Limited
                                                    Partners    Partners
                                                    --------    --------

Balance at March 31, 1996                           $   (494)   $ 56,173
Cash distributions                                        (6)       (594)
Net loss                                                  (2)       (199)
                                                    --------    --------
Balance at September 30, 1996                       $   (502)   $ 55,380
                                                    ========    ========

Balance at March 31, 1997                           $   (539)   $ 51,752
Cash distributions                                        (6)       (594)
Net loss                                                  (3)       (275)
                                                    --------    --------
Balance at September 30, 1997                       $   (548)   $ 50,883
                                                    ========    ========

























                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1997        1996
                                                        ----        ----
Cash flows from operating activities:
   Net loss                                           $ (278)     $  (201)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Partnership's share of unconsolidated
       ventures' income                                 (222)        (205)
     Depreciation and amortization                     1,050        1,013
     Amortization of deferred financings costs            26           25
     Changes in assets and liabilities:
      Escrowed cash                                      (94)        (137)
      Accounts receivable                                (75)         (73)
      Prepaid expenses                                     1           26
      Deferred rent receivable                            50          (85)
      Deferred expenses                                  (19)         (56)
      Accounts payable and accrued expenses              314          167
      Advances to (from) consolidated ventures           (81)         245
      Tenant security deposits                           (51)          25
                                                      -------     -------
        Total adjustments                                899          945
                                                      ------      -------
        Net cash provided by operating activities        621          744
                                                      ------      -------

Cash flows from investing activities:
   Distributions from unconsolidated ventures          1,153        1,358
   Additional investments in unconsolidated ventures    (744)        (747)
   Payment of leasing commissions                          -          (52)
   Additions to operating investment properties          (97)        (209)
                                                      ------      -------
        Net cash provided by investing activities        312          350
                                                      ------      -------

Cash flows from financing activities:
   Distributions to partners                            (600)        (600)
   Repayment of principal on long term debt             (226)        (201)
                                                      ------      -------
        Net cash used in financing activities           (826)        (801)
                                                      ------      -------

Net increase in cash and cash equivalents                107          293
Cash and cash equivalents, beginning of period         5,322        5,126
                                                      ------      -------
Cash and cash equivalents, end of period              $5,429      $ 5,419
                                                      ======      =======
Cash paid during the period for interest              $  922      $   946
                                                      ======      =======
                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    General
      -------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and March 31, 1997 and revenues and expenses for each of the three-and six-month periods ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the three months ended September 30, 1997 and 1996 is $114,000 and $106,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended September 30, 1997 and 1996 is $10,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of  September  30,  1997,  the  Partnership  had  investments  in three unconsolidated joint venture partnerships which own operating investment properties as described further in the Partnership's Annual Report The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended June 30, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   ------------------    -----------------
                                    1997       1996         1997      1996
                                    ----       ----         ----      ----
Revenues:
   Rental revenues and expense
     recoveries                  $2,527      $2,419      $4,751     $4,860
   Interest and other income         75          10         239         48
                                 ------      ------      ------     ------
                                  2,602       2,429       4,990      4,908

Expenses:
   Property operating expenses      962         682       1,767      1,460
   Real estate taxes                564         571       1,067      1,113
   Interest expense                 192         181         396        402
   Depreciation and amortization    692         805        1,482     1,611
                                 ------      ------      ------     ------
                                  2,410       2,239       4,712      4,586
                                 ------      ------      ------     ------
Net income                       $  192      $  190      $  278     $  322
                                 ======      ======      ======     ======

Net income:
   Partnership's share of
     combined income             $  183      $  144      $  251     $  234
   Co-venturers' share of
     combined income                  9          46          27         88
                                 ------      ------      ------     ------
                                 $  192      $  190      $  278     $  322
                                 ======      ======      ======     ======

               Reconciliation of Partnership's Share of Operations
         For the three and six months ended September 30, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                   -------------------   --------------------
                                    1997       1996         1997      1996
                                    ----       ----         ----      ----
   Partnership's share of
     operations, as shown
     above                        $   183     $   144      $  251    $  234
   Amortization of excess
     basis                            (15)        (15)        (29)      (29)
                                  -------     -------      ------    ------
   Partnership's share of
     unconsolidated
     ventures' income             $   168     $   129      $  222    $  205
                                  =======     =======      ======    ======

4.    Operating Investment Properties
      -------------------------------

      The Partnership's balance sheets at September 30, 1997 and March 31, 1997 include three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes shopping center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury
Commons  Apartments  is a  204-unit  residential  apartment  complex  located in
Atlanta,   Georgia.   The  West  Ashley  Shoppes  shopping  center  consists  of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and the West Ashley Shoppes shopping center for the three and six months ended June 30, 1997 and 1996 (in thousands):
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                   -------------------    -------------------
                                    1997       1996         1997      1996
                                    ----       ----         ----      ----

      Property operating expenses:
        Repairs and maintenance   $   77      $  131       $  233     $ 227
        Utilities                     59          43          112        90
        Salaries and related costs    29          40           79        82
        Insurance                     17          16           33        33
        Management fees               35          40           82        79
        Administrative and other      66          48          165       155
                                  ------      ------       ------     -----
                                  $  283      $  318       $  704     $ 666
                                  ======      ======       ======     =====

5.    Bonds Payable
      -------------

      Bonds payable consist of the Hacienda Park joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit Hacienda Business Park and the operating investment property and are secured by liens on the operating investment property. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest are payable in semi-annual installments and mature in years 2004 through 2017. In the event the operating investment property is sold, the liability for the bond assessments would be transferred to the buyer. Therefore, the Hacienda Park joint venture would no longer be liable for the bond assessments. 6. Mortgage Notes Payable

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at September 30, 1997 and March 31, 1997 consist of the following (in thousands):
                                                September 30      March 31
                                                ------------      --------

     9.125% mortgage note payable by the
     Partnership to an insurance company
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  The  loan  requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.   In   addition,   the   loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     September  30,  1997 and  March 31,
     1997.                                          $ 9,351        $ 9,418

     8.75%  mortgage note payable by the
     consolidated     Atlanta     Asbury
     Partnership to an insurance company
     secured  by  the   Asbury   Commons
     operating investment property.  The
     loan requires monthly principal and
     interest  payments  of $55  through
     maturity on October 15,  2001.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     June  30,  1997  and  December  31,
     1996.                                            6,769          6,806

     9.04%  mortgage note payable by the
     consolidated      Hacienda     Park
     Associates to an insurance  company
     secured by the Saratoga  Center and
     EG&G  Plaza  operating   investment
     property. The loan requires monthly
     principal and interest  payments of
     $36 through maturity on January 20,
     2002.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying value at June 30, 1997 and
     December 31, 1996.                               3,404          3,426
                                                    -------        -------
                                                    $19,524        $19,650
                                                    =======        =======

      On November 7, 1994, the Partnership repaid certain outstanding zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan obtained by Richmond Gables Associates and secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in November 2001. The loan requires monthly principal and interest payments of $43,000. On February 10, 1995, the Partnership repaid an outstanding zero coupon loan secured by the Loehmann's Plaza shopping center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Loehmann's Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loans secured by the Gables and Loehmann's Plaza properties rests with the respective unconsolidated joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of these unconsolidated joint ventures. The Partnership has indemnified Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings.

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

     As discussed in the Annual Report, management discovered the existence of certain potential construction problems at the Asbury Commons Apartments during fiscal 1997. The initial analysis of the construction problems at Asbury Commons revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on this evaluation, the structural problems may be more extensive and cost significantly more than originally estimated. It will also require further investigation which together with eventual construction repair work may result in disruptions to property operations while units are possibly taken out of service for testing and repairs. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. Subsequent to the end of the second quarter, bid application packages were distributed to pre-qualified contractors. Management anticipates that construction contracts will be executed and that repair and replacement work will commence in early calendar year 1998 and finish during the summer. During the first quarter of fiscal 1998, the Partnership filed a warranty claim against the manufacturer of the wood-composite siding used throughout Asbury Commons. During the second quarter, the Partnership filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. While there can be no assurances regarding the Partnership's ability to successfully recover any damages relating to the siding and roofing shingles, the Partnership will diligently pursue these and other potential recovery sources. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any recoveries are realized.

      The average occupancy level at the Asbury Commons Apartments was 96% for the quarter ended September 30, 1997, compared to 84% for the prior quarter and 93% for the same period one year ago. As previously reported, the property's average occupancy level had slipped to 81% in March of 1997. On April 1, 1997 a national property management firm was hired to take over management at Asbury Commons. The property's average occupancy level now compares favorably to the local market average of 92%. During the second quarter, the ongoing lease-up of newly constructed apartments in the local market forced two competing properties with previously higher rents to drop their asking rents to levels similar to Asbury Commons. As rental rates at Asbury Commons have been at the low end of the market range, as part of the successful effort to stabilize occupancy levels, the property's leasing staff was able to hold rental rates steady. Now that occupancy levels at the property have stabilized, the property's leasing staff had discontinued all rental concessions by the end of the quarter. As reported in the first quarter, the management team had indicated that it believed effective rents could be increased at Asbury Commons through improved signage, targeted advertising and promotion, and selected unit interior upgrades. A review of rental rates and interior amenities at competing properties during the past few quarters indicated that upgrades to each unit's door and cabinet hardware, closet-shelving, and kitchen-area lighting, should enable the leasing team to raise rental rates significantly enough to warrant the additional investment. Accordingly, the management team has begun implementing the unit interior upgrades at each new lease and lease renewal.

      Loehmann's Plaza Shopping Center in Overland Park, Kansas remained 90% leased and 89% occupied as of September 30, 1997, unchanged from the prior quarter but improved from a 79% occupancy level of one year ago. As previously reported, the property's leasing team signed a 13,410 square foot lease, representing 9% of the Center's leasable area, with Gateway 2000 Country Stores to occupy the former Loehmann's space. Gateway 2000 Country Stores, a manufacturer and retailer of personal computers, opened its new store on June 30, 1997. The property's management team reports that customer traffic levels at the Center have increased since the openings of both the 13,410 square foot Gateway store and the re-opening of an expanded 13,000 square foot Alpine Hut store during the first quarter of fiscal 1998. Other tenant activity during the first quarter included the signing of a three-year lease extension agreement with an existing 1,920 square foot tenant, the closing on the April 30, 1997 lease expiration date of a 4,289 square foot store with weak sales, and the closing of a 2,000 square foot store of a credit tenant whose lease expires in July 2000. It is anticipated that this tenant will continue to pay its rental payments and contractual share of operating expenses through the lease expiration date or until the space is re-leased to another tenant. During the current quarter, the leasing team signed a three-year lease with a 1,455 square foot tenant to replace an existing tenant with weak sales and below market rental rates. Currently, the leasing team is negotiating with a number of tenants to lease the remaining 9,900 square feet of vacant shop space in the Center. With the September 1997 grand opening of a new grocery store near Loehmann's Plaza, there has been an increase in shopper traffic levels along the Center's road frontage. When a lease-up of the remaining vacant space at Loehmann's Plaza is completed, management believes that the property should be in a position to be marketed for a potential sale.

      All of the improvements and leasing costs incurred at Loehmann's Plaza have been paid for using the property net cash flow and Partnership reserves. A portion of the funds required to pay for the capital improvement work at Loehmann's Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements, which included specified occupancy and rental income thresholds. If such requirements were not met within 18 months from the date of the loan closing, the lender had the right to apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty was to be released in the event that the joint venture satisfied the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. Despite not meeting the occupancy and rental income thresholds until June of 1997 with the opening of the Gateway store, the lender has agreed to release the full amount of the Renovation and Occupancy escrow to the Partnership and to eliminate the Partnership's guaranty. The funds from the Renovation and Occupancy Escrow will be used to replenish the Partnership's cash reserves.

     During the current quarter, the property's leasing team signed a lease for the previously vacant 36,416 square foot former Children's Palace space at West Ashley Shoppes. The tenant, Waccamaw, a national home goods retailer, anticipates opening the new store during the first calendar quarter of 1998. Tenant improvement costs and leasing commissions for the Waccamaw lease are expected to total approximately $500,000 and will be funded from the Partnership`s cash reserves. As Waccamaw should generate significant additional customer traffic at the Center, the leasing team anticipates stronger interest from prospective tenants for the available 7,750 square feet of shop space. Also during the current quarter, the leasing team at West Ashley Shoppes signed three new small-shop leases totalling 5,250 square feet. With the signing of the Waccamaw lease after the quarter end, the Center is now 94% leased. West Ashley's other major anchor tenant, Phar-Mor, emerged from the protection of Chapter 11 of the U.S. Bankruptcy Code during fiscal 1996. While Phar-Mor closed a number of its stores nationwide as part of its bankruptcy reorganization, the company remains obligated under a lease at West Ashley which runs through August 2002.

      The 625 North Michigan Office Building in Chicago, Illinois, was 89% leased at September 30, 1997, compared to 87% at the end of the prior quarter. During the second quarter, one new tenant signed a lease for 7,011 square feet, and two tenants totalling 2,577 square feet renewed their leases. During the next twelve months, leases for eight tenants occupying 14,750 square feet will expire. The property's leasing team expects four of the eight tenants occupying 7,035 square feet to renew, and the remaining space is expected to be leased to new tenants. Rental rates in the local market continue to improve steadily. The elevator modernization project at 625 North Michigan is nearing completion now that all four low-rise elevators and two of the four high-rise cars are complete. The remaining two high-rise cars are expected to be completed by the end of calendar year 1997. The elevator controls upgrade project is progressing on schedule and within the budgeted cost of approximately $700,000. Management is currently analyzing a potential project to upgrade the building lobby, recapture currently unleasable first floor space, and convert all of the leasable first floor space to retail usage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significantly positive effect on the market value of the 625 North Michigan property. A comprehensive cost-benefit analysis of this potential project is expected to be completed over the next several months.

      The four buildings comprising the Hacienda Park investment property in Pleasanton, California, remained 100% leased to four tenants at the end of the second quarter. However, as previously reported, one of the property's tenants, which leases 51,683 square feet, or 28% of the property's leasable area, announced that it planned to relocate from Hacienda Business Park into a new building under construction in the local market. This tenant has several leases with expiration dates in 1998, 1999 and 2001 and fully leases one of the four buildings comprising Hacienda Business Park plus 10,027 square feet in a second building. The tenant vacated Hacienda Park and consolidated its operations into the new building in September 1997. This tenant will remain responsible for rental payments and its contractual share of operating expenses until the leases expire. Nonetheless, the property's leasing team is diligently working to secure replacement tenants for this 51,683 square feet. Because the existing rental rates on the leases of this tenant are below current market rates, the Partnership could have an opportunity to re-lease any vacated space at the higher prevailing market rental rates. In any event, provided there is no dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership can be expected to achieve a higher sale price for the Hacienda Park property as the existing below-market leases approach their expiration dates. Accordingly, management plans to defer any sale efforts for the immediate future in order to capture this expected increase in value. In the meantime, management will continue to closely monitor all planned development activity in this market.

      The average occupancy level at The Gables Apartments was 96% for the quarter ended September 30, 1997, compared to 95% for the same period a year ago. The Richmond, Virginia market continues to experience strong demand for apartments resulting from strong job, household formation and population growth. As job growth is projected to continue during the next few years, the economic outlook for Richmond remains strong. While there are three apartment communities, comprising approximately 900 units, under construction in the local market, only one 280-unit community is considered competition for The Gables Apartments. The other communities are located at least five miles from The Gables and offer larger units at significantly higher rents. Additional apartment construction projected to start in the spring of 1998 includes a 144-unit second phase of a competing community and a 508-unit project located five miles west of The Gables. Capital improvement work planned at The Gables for the third quarter of fiscal 1998 includes the painting of the building exteriors.

      At September 30, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,429,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties including the anticipated construction repair work at Asbury Commons and the capital needs of the Partnership's commercial properties (as discussed further above) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1997
-------------------------------------

     The Partnership reported a net loss of $141,000 for the three months ended September 30, 1997, as compared to net income of $48,000 for the same period in the prior year. This unfavorable change in the Partnership's net operating results is primarily attributable to an increase in the Partnership's operating loss which was partially offset by an increase in the Partnership's share of unconsolidated ventures' income. The Partnership's operating loss increased by $228,000, when compared to the same period in the prior year, due to a decrease in total revenues of $176,000 and an increase in total expenses of $52,000. The decrease in the Partnership's revenues consisted of a $172,000 decrease in rental income and a $4,000 decrease in interest and other income. Rental income decreased mainly due to an decrease in rental income at the consolidated Asbury Commons and West Ashley Shoppes joint ventures which was partially offset by an increase in rental income at the consolidated Hacienda Park joint venture. Rental income decreased at West Ashley Shoppes due to a decrease in average occupancy and substantial decreases in common area maintenance reimbursements and insurance reimbursements. Rental income decreased at Asbury Commons due to a decrease in average occupancy. Rental income at Hacienda Park increased mainly due to the expansion of a major tenant and a lease renewal of another major tenant, both at substantially higher rates, during fiscal 1997. Interest and other income increased as a result of a small increase in the average balance of cash and cash equivalents outstanding when compared to the same period in the prior year.

      The $52,000 increase in total expenses is mainly attributable to an increase in general and administrative expenses of $102,000. General and administrative expenses increased primarily due to an increase in certain required professional fees, including legal fees related to the examination of potential recovery sources for the repair costs at the Asbury Commons Apartments, as discussed further above. The increase in general and administrative expenses was partially offset by a decrease in property operating expenses of $35,000. Property operating expenses decreased primarily due to a decrease in repairs and maintenance expenses of $54,000 due to a decrease in such expenses at the consolidated Asbury Commons joint venture. As discussed further above, the Partnership is still in the process of assessing the magnitude of the required repairs at Asbury Commons and expects to begin to incur repair costs during the fourth quarter of fiscal 1998.

     The Partnership's share of unconsolidated ventures' income increased by $39,000 primarily due to an increase in net income at the Loehmann's Plaza joint venture of $93,000 which was partially offset by a decrease in net income at the 625 North Michigan joint venture. Net income increased at the Loehmann's Plaza joint venture due to an increase in rental income as a result of an increase in average occupancy. Net income decreased at the 625 North Michigan joint venture primarily due to an increase in repairs and maintenance expenses as a result of the elevator modernization project discussed above.

Six Months Ended September 30, 1997
-----------------------------------

     The Partnership reported a net loss of $278,000 for the six months ended September 30, 1997, as compared to a net loss of $201,000 for the same period in the prior year. This increase in the Partnership's net loss resulted from a $94,000 increase in the Partnership's operating loss which was partially offset by a $17,000 increase in the Partnership's share of unconsolidated ventures'
income.  The increase in the  Partnership's  operating  loss was  primarily  the result of increases in general and administrative, property operating and depreciation and amortization expenses. General and administrative expenses increased by $80,000 primarily due to an increase in legal and other required professional fees, as discussed further above. Property operating expenses increased by $38,000 primarily due to an increase in utilities expense at Asbury Commons and administrative expenses at Hacienda Park. Depreciation and amortization expense increased by $37,000 due to small increases at all three consolidated joint ventures during the current six-month period. The increases in property operating expenses, general and administrative expenses, and depreciation and amortization expense were partially offset by a decrease in interest expense and an increase in interest and other income. Interest expense decreased by $50,000 mainly as a result of the scheduled amortization of mortgage principal balances outstanding. Interest and other income increased by $20,000 due to a small increase in the interest rates earned on invested cash equivalents and a small increase in the average balance of such invested cash equivalents.

      The Partnership's share of unconsolidated ventures' income increased by $17,000 primarily due to an increase in net income at the Loehmann's Plaza joint venture of $128,000 which was partially offset by a decrease in net income at the 625 North Michigan joint venture. Net income increased at Loehmann's Plaza due to an increase in rental income as a result of an increase in average occupancy. Net income decreased at the 625 North Michigan joint venture primarily due to an increase in repairs and maintenance expenses as a result of the elevator modernization project discussed above.

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






Dated:  November 10, 1997