Form 10-Q
period 1997-12-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1998-02-12
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                   December 31    March 31
                                                   -----------    --------
Operating investment properties:
   Land                                             $  7,351      $  7,351
   Buildings and improvements                         40,199        40,018
                                                    --------      --------
                                                      47,550        47,369
   Less accumulated depreciation                     (13,633)      (12,155)
                                                    --------      --------
                                                      33,917        35,214

Investments in unconsolidated ventures,
  at equity                                           30,540        31,784
Cash and cash equivalents                              6,005         5,322
Escrowed cash                                            287           279
Accounts receivable                                      115           151
Prepaid expenses                                          57            50
Deferred rent receivable                                 757           832
Deferred expenses, net                                   543           646
Net advances to consolidated ventures                     83             -
                                                    --------      --------
                                                    $ 72,304      $ 74,278
                                                    ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses               $    532      $    271
Net advances from consolidated ventures                    -           400
Tenant security deposits                                  55           116
Bonds payable                                          2,197         2,297
Mortgage notes payable                                19,460        19,650
Other liabilities                                        331           331
Partners' capital                                     49,729        51,213
                                                    --------      --------
                                                    $ 72,304      $ 74,278
                                                    ========      ========






                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended    Nine Months Ended
                                       December 31,          December 31,
                                    ------------------    -----------------
                                      1997      1996        1997     1996
                                      ----      ----        ----     ----
Revenues:
   Rental income and expense
     reimbursements                 $ 1,152    $ 1,194     $ 3,714   $ 3,773
   Interest and other income            104        138         304       318
                                    -------    -------     -------   -------
                                      1,256      1,332       4,018     4,091

Expenses:
   Property operating expenses          379        372       1,083     1,038
   Depreciation and amortization        506        518       1,556     1,531
   Interest expense                     507        494       1,455     1,492
   Real estate taxes                    129        146         400       355
   General and administrative           217         93         506       372
                                    -------    -------     -------   -------
                                      1,738      1,623       5,000     4,788
                                    -------    -------     -------   -------
Operating loss                         (482)      (291)       (982)     (697)

Partnership's share of
  unconsolidated ventures' income       176         67         398       272
                                    -------    -------     -------   -------

Net loss                            $  (306)  $  (224)     $  (584)  $  (425)
                                    =======   =======      =======   =======

Net loss per 1,000 Limited
  Partnership Units                 $ (2.25)  $ (1.65)     $ (4.30)  $ (3.13)
                                    =======   =======      =======   =======

Cash distributions per 1,000
  Limited Partnership Units         $  2.21   $  2.21      $  6.63   $  6.63
                                    =======   =======      =======   =======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.





                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General    Limited
                                                    Partners   Partners
                                                    --------   --------

Balance at March 31, 1996                           $  (494)   $ 56,173
Cash distributions                                       (9)       (891)
Net loss                                                 (4)       (421)
                                                    -------    --------
Balance at December 31, 1996                        $  (507)   $ 54,861
                                                    =======    ========

Balance at March 31, 1997                           $  (539)   $ 51,752
Cash distributions                                       (9)       (891)
Net loss                                                 (6)       (578)
                                                    -------    --------
Balance at December 31, 1997                        $  (554)   $ 50,283
                                                    =======    ========


















                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1997        1996
                                                          ----        ----
Cash flows from operating activities:
   Net loss                                            $   (584)    $   (425)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Partnership's share of unconsolidated
       ventures' income                                    (398)        (272)
     Depreciation and amortization                        1,556        1,531
     Amortization of deferred financings costs               33           24
     Changes in assets and liabilities:
      Escrowed cash                                          (8)        (113)
      Accounts receivable                                    36           53
      Prepaid expenses                                       (7)         (25)
      Deferred rent receivable                               75          (67)
      Deferred expenses                                      (8)         (57)
      Accounts payable and accrued expenses                 261          238
      Advances (to) from consolidated ventures             (483)         329
      Tenant security deposits                              (61)          20
                                                       --------     --------
        Total adjustments                                   996        1,661
                                                       --------     --------
        Net cash provided by operating activities           412        1,236

Cash flows from investing activities:
   Distributions from unconsolidated ventures             2,486        1,966
   Additional investments in unconsolidated ventures       (844)      (1,240)
   Payment of leasing commissions                             -          (52)
   Additions to operating investment properties            (181)        (357)
                                                       --------     --------
        Net cash provided by investing activities         1,461          317
                                                       --------     --------

Cash flows from financing activities:
   Distributions to partners                               (900)        (900)
   Repayment of principal on long term debt                (290)        (268)
                                                       --------     --------
        Net cash used in financing activities            (1,190)      (1,168)
                                                       --------     --------

Net increase in cash and cash equivalents                   683          385

Cash and cash equivalents, beginning of period            5,322        5,126
                                                       --------     --------
Cash and cash equivalents, end of period               $  6,005     $  5,511
                                                       ========     ========

Cash paid during the period for interest               $  1,422     $  1,493
                                                       ========     ========
                             See accompanying notes.

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and March 31, 1997 and revenues and expenses for each of the three-month and nine-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the nine months ended December 31, 1997 and 1996 is $172,000 and $164,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended December 31, 1997 and 1996 is $13,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of December 31, 1997, the Partnership had investments in three unconsolidated joint venture partnerships which own operating investment properties as described further in the Partnership's Annual Report. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   ------------------      -----------------
                                    1997       1996         1997      1996
                                    ----       ----         ----      ----
Revenues:
   Rental revenues and
    expense recoveries            $2,402      $2,368       $7,153     $7,228
   Interest and other income         117          20          356         68
                                  ------      ------       ------     ------
                                   2,519       2,388        7,509      7,296

Expenses:
   Property operating expenses       619         675        2,386      2,135
   Real estate taxes                 593         545        1,660      1,658
   Interest expense                  198         200          594        602
   Depreciation and amortization     901         812        2,383      2,423
                                  ------      ------       ------     ------
                                   2,311       2,232        7,023      6,818
                                  ------      ------       ------     ------
Net income                        $  208      $  156       $  486     $  478
                                  ======      ======       ======     ======

Net income:
   Partnership's share of
     combined income              $  191      $   82       $  442     $  316
   Co-venturers' share of
     combined income                  17          74           44        162
                                  ------      ------       ------     ------
                                  $  208      $  156       $  486     $  478
                                  ======      ======       ======     ======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended      Nine Months Ended
                                      December 31,            December 31,
                                 --------------------    --------------------
                                    1997       1996         1997      1996
                                    ----       ----         ----      ----
   Partnership's share of
      operations, as shown above  $  191     $   82      $  442      $  316
   Amortization of excess basis      (15)       (15)        (44)        (44)
                                  ------     ------      ------      ------
   Partnership's share of
      unconsolidated
      ventures' income            $  176     $   67      $  398      $  272
                                  ======     ======      ======      ======

4.    Operating Investment Properties
      -------------------------------

      The Partnership's balance sheets at December 31, 1997 and March 31, 1997 include three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes shopping center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury
Commons  Apartments  is a  204-unit  residential  apartment  complex  located in
Atlanta,   Georgia.   The  West  Ashley  Shoppes  shopping  center  consists  of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and the West Ashley Shoppes shopping center for the three and nine months ended September 30, 1997 and 1996 (in thousands):

                                   Three Months Ended      Nine Months  Ended
                                      September 30,          September 30,
                                   ------------------     ------------------
                                     1997       1996         1997      1996
                                     ----       ----         ----      ----
    Property operating expenses:
      Repairs and maintenance      $  128     $  128       $  361    $  355
      Utilities                        57         59          169       149
      Salaries and related costs       48         51          127       133
      Insurance                        17         17           50        50
      Management fees                  36         44          118       123
      Administrative and other         93         73          258       228
                                   ------     ------       ------    ------
                                   $  379     $  372       $1,083    $1,038
                                   ======     ======       ======    ======

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

6.    Mortgage Notes Payable
      ----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at December 31, 1997 and March 31, 1997 consist of the following (in thousands):
                                                December 31       March 31
                                                -----------       --------

     9.125% mortgage note payable by the
Partnership  to  an  insurance   company
secured by the 625 North Michigan Avenue
operating investment property. The terms
of the note were modified  effective May
31,  1994.  The  loan  requires  monthly
principal  and interest  payments of $83
through  maturity  on  May 1,  1999.  In
addition,   the  loan  requires  monthly
deposits   to  a   capital   improvement
escrow.  The fair value of the  mortgage
note  approximated its carrying value at
December  31, 1997 and March 31, 1997.           $ 9,317         $ 9,418

     8.75%  mortgage note payable by the
consolidated  Atlanta Asbury Partnership
to an insurance  company  secured by the
Asbury  Commons   operating   investment
property.   The  loan  requires  monthly
principal  and interest  payments of $55
through  maturity on October  15,  2001.
The  fair  value  of the  mortgage  note
approximated   its  carrying   value  at
September  30,  1997  and  December  31,
1996.                                              6,751           6,806

     9.04%  mortgage note payable by the
consolidated Hacienda Park Associates to
an  insurance  company  secured  by  the
Saratoga Center and EG&G Plaza operating
investment  property.  The loan requires
monthly  principal and interest payments
of $36  through  maturity on January 20,
2002.  The fair  value  of the  mortgage
note  approximated its carrying value at
September  30,  1997  and  December  31,
1996.                                              3,392           3,426
                                                 -------         -------
                                                 $19,460         $19,650
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

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to sell the Partnership's remaining operating investment properties. As a result, management is currently focusing on potential disposition strategies for the six remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 to 3 years.

      As discussed in the Annual Report, management discovered the existence of certain potential construction problems at the Asbury Commons Apartments during fiscal 1997. The initial analysis of the construction problems at Asbury Commons revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on this evaluation, the structural problems may be more extensive and cost significantly more than originally estimated. It will also require further investigation which together with eventual construction repair work may result in disruptions to property operations while units are possibly taken out of service for testing and repairs. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. During the third quarter of fiscal 1998, bid application packages were distributed to pre-qualified contractors. It is anticipated that the construction contracts will be executed and that repair and replacement work will commence during the quarter ending March 31, 1998. During the first quarter of fiscal 1998, the
Partnership filed a warranty claim against the manufacturer of the wood-composite siding used throughout Asbury Commons. During the second quarter, the Partnership filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. While there can be no assurances regarding the Partnership's ability to successfully recover any damages relating to the siding and roofing shingles, the Partnership will diligently pursue these and other potential recovery sources. Subsequent to the quarter end, the Partnership reached a settlement agreement with the original developer of the Asbury Commons property. Under the terms of this agreement, the Partnership expects to receive payments totaling $200,000 during the fourth quarter of fiscal 1998. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any additional recoveries are realized. Nonetheless, because of the seriousness of the construction problems at Asbury Commons, the Partnership has suspended the distribution increase which was planned to begin in the fourth quarter of fiscal 1997. The Partnership had planned to increase the distribution rate from 1% to 2.5% per annum on a Limited Partner's remaining capital account of $882 per original $1,000 investment. However, in light of the magnitude of the repair work required at Asbury Commons, as well as other potential near-term capital needs of the Partnership's commercial properties, as discussed further below, management concluded that it would be prudent to continue distributions at a conservative level for the foreseeable future.

      The average occupancy level at the Asbury Commons Apartments was 92% for the quarter ended December 31, 1997, compared to 96% for the prior quarter and 89% for the same period one year ago. In March 1997, a national property management firm was hired to take over management at Asbury Commons effective April 1, 1997. The new management firm has completed its initial market and positioning surveys for Asbury Commons. The property's management and leasing team is confident that the property will perform at average occupancies similar to comparable properties in the market, including newly constructed communities, once the repair program discussed above has been completed. The team has also indicated that effective rents can be increased at Asbury Commons through improved signage, targeted advertising and promotion, and selected unit interior upgrades. During the third quarter of fiscal 1998, construction of new apartments in the immediate market area consisted of the final phase of a 300-unit community. The outlook for additional apartment construction in the local market over the next year is more moderate than the activity which occurred in calendar 1996 and 1997.

      Gateway 2000 Plaza (formerly Loehmann's Plaza Shopping Center) in Overland Park, Kansas was 91% leased as of December 31, 1997 and physical occupancy at the Center increased to 89% from 84% as of the end of the prior quarter. During the third quarter, the property's leasing team signed a lease expansion and extension agreement with an existing 3,815 square foot tenant to occupy 4,830 square feet. The 1,015 square foot expansion area was carved out of the rear portion of an adjacent 2,958 square foot space that has been available for lease for over two years. The 2,958 square foot space has been difficult to lease due to its narrow but very deep configuration. With the signing of this expansion agreement, the leasing team is now marketing the more attractive 1,943 square foot front portion of this space. The leasing team is also in final negotiations with a prospective tenant to lease a vacant 4,980 square foot space. If this lease is executed, only three spaces, comprising 5,879 square feet, or less than 4% of the Center would remain available for lease. As previously reported, the property's leasing team signed a 13,410 square foot lease, representing 9% of the Center's leasable area, with Gateway 2000 Country Stores to occupy the former Loehmann's space. Gateway 2000 Country Stores, a manufacturer and retailer of personal computers, opened its new store on June 30, 1997. The property's management team reports that customer traffic levels in the Center have increased since the openings of both the 13,410 square foot Gateway store and the re-opening of the expanded 13,000 square foot Alpine Hut store during the first quarter of fiscal 1998.

      A portion of the funds required to pay for the capital improvement work related to the leasing and expansion projects at Gateway 2000 Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements, which included specified occupancy and rental income thresholds. If such requirements were not met within 18 months from the date of the loan closing, the lender would have the right to apply the balance of the escrow account to the payment of loan principal. As of August 1996, 18 months from the date of the loan closing, such requirements had not been met. Therefore, the lender had the right to apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty was to be released in the event that the joint venture satisfied the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. During the quarter ended December 31, 1997, management requested and received the release of the Renovation and Occupancy Escrow Funds and the termination of the unconditional guaranty. The escrow funds will be used to replenish the Partnership's reserves.

      As reported in the second quarter, the leasing team at the West Ashley Shoppes Shopping Center signed a lease for the previously vacant 36,416 square foot former Children's Palace space. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. This anchor space at West Ashley Shoppes had been vacant for the past six and a half years. The new tenant, Waccamaw, a national home goods retailer, anticipates opening its new store during the first calendar quarter of 1998. The Partnership will fund tenant improvement costs and leasing commissions for the new Waccamaw store out of its existing cash reserves. As Waccamaw should generate significant additional customer traffic into the Center, the leasing team anticipates stronger interest from prospective tenants for the remaining available 7,750 square feet of shop space. With the signing of the Waccamaw Pottery lease during the current quarter, West Ashley Shoppes was 95% leased as of December 31, 1997.

      The 625 North Michigan Office Building in Chicago, Illinois, remained 89% leased at December 31, 1997, unchanged from the prior quarter. During the quarter ended December 31, 1997, two tenants renewed a total of 5,288 square feet and expanded their spaces by a total of 2,276 square feet. One tenant occupying 1,378 square feet vacated its space. During the next twelve months, leases for eight tenants occupying 19,685 square feet will expire. The property's leasing team expects seven of the eight tenants occupying 16,302 square feet to renew, and the remaining space is expected to be leased to a new tenant. Currently, the property's leasing team is negotiating with a potential new tenant which would occupy 22,000 square feet of space. This lease, if completed, would increase the property's occupancy by 7%. Occupancy levels and rental rates in the local market continue to improve steadily. The elevator modernization project is nearing completion now that all four low-rise elevators and three of the four high-rise cars are complete. The remaining high-rise car is expected to be completed by the end of the fourth quarter. Management continues to analyze a potential project to upgrade the building lobby, recapture currently unleasable first floor space, and convert all of the leasable first floor space at 625 North Michigan to retail usage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significantly positive effect on the market value of the 625 North Michigan property. A comprehensive cost-benefit analysis of this potential project is expected to be completed over the next several months.

      The four buildings comprising the Hacienda Business Park investment property in Pleasanton, California, remained 100% leased to four tenants at the end of the third quarter. The local market continues to experience rental rate growth with market occupancy levels over 98%. During May, a new BART (Bay Area Rapid Transit) station opened which will serve this Pleasanton office market. As previously reported, one of the property's tenants, which occupied 51,683 square feet, or 28% of the property's leasable area, under several leases with expiration dates in 1998, 1999 and 2001, announced that it would relocate from Hacienda Business Park into a new building under construction in the local market. One of the buildings at Hacienda Park contains 41,656 square feet and is fully leased by this tenant. The tenant's remaining 10,027 square feet is leased in an adjoining building. While this tenant has the right to sublease the space, subject to various approval rights by the Partnership, it remains responsible for rental payments and the contractual share of operating expenses until the leases expire. During the quarter, this tenant began exercising its right to sub-lease the 41,656 square foot building it vacated. The tenant signed three sub-leases for 11,706, 12,254 and 11,706 square feet. The leasing team is actively working to secure a replacement tenant for the remaining 5,990 square feet of available space. Management is currently reviewing the Pleasanton office market to assess the appropriate timing for the sale of the Hacienda Park property.

      The average occupancy level at The Gables Apartments was 95% for the quarter ended December 31, 1997, compared to 96% for the previous quarter and 90% for the same period a year ago. The high occupancy figures, coupled with favorable rental rate growth over the past year, reflect a healthy demand for apartments resulting from strong job, household formation and population growth in the Richmond, Virginia market. As job growth is projected to continue during the next few years, the economic outlook for Richmond remains positive. Two significant new employers in the Richmond market include the White Oaks semiconductor plant, which is nearly completed and projected to employ 1,500 people, and the recently completed Capital One credit facility, which will employ up to 1,000 people. While there are three apartment communities, comprising approximately 900 units, under construction in the local market, only one 280-unit community is considered competition for The Gables Apartments. The other communities are located at least five miles from The Gables and offer larger units at significantly higher rents. Given the currently favorable market conditions in Richmond and for apartment properties in general, management plans to explore the potential for a near term sale of The Gables Apartments during calendar 1998.

      At December 31, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $6,005,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties including the anticipated construction repair work at Asbury Commons and the capital needs of the Partnership's commercial properties (as discussed further above) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      The Partnership reported a net loss of $306,000 for the three months ended December 31, 1997, as compared to net loss of $224,000 for the same period in the prior year. This unfavorable change in the Partnership's net operating results is primarily attributable to an increase in the Partnership's operating loss which was partially offset by an increase in the Partnership's share of unconsolidated ventures' income. The Partnership's operating loss increased by $191,000, when compared to the same period in the prior year, due to an increase in total expenses of $115,000 and a decrease in total revenues of $76,000.

      The $115,000 increase in total expenses is mainly attributable to an increase in general and administrative expenses of $124,000. General and administrative expenses increased primarily due to an increase in certain required professional fees, including legal fees related to the examination of potential recovery sources for the repair costs at the Asbury Commons
Apartments, as discussed further above. As discussed further above, the Partnership is still in the process of assessing the magnitude of the required repairs at Asbury Commons and expects to begin to incur repair costs during the fourth quarter of fiscal 1998.

      The decrease in the Partnership's revenues consisted of a $42,000 decline in rental income from the consolidated joint ventures and a $34,000 reduction in interest and other income. Rental income decreased mainly due to declines in rental income at the consolidated Asbury Commons and West Ashley Shoppes joint ventures which was partially offset by an increase in rental income at the consolidated Hacienda Park joint venture. Rental income decreased at West Ashley Shoppes due to a decrease in average occupancy and substantial decreases in common area maintenance reimbursements and insurance reimbursements. Rental income decreased at Asbury Commons due to a decrease in average occupancy. Rental income at Hacienda Park increased mainly due to the expansion of a major tenant and a lease renewal of another major tenant, both at substantially higher rates, during fiscal 1997. Interest and other income decreased mainly as a result of reductions in miscellaneous income at the West Ashley and Asbury Commons consolidated joint ventures.

      The Partnership's share of unconsolidated ventures' income increased by $55,000 primarily due to an increase of $154,000 in net income at the Gateway 2000 Plaza joint venture which was partially offset by a decrease of $42,000 in net income at the 625 North Michigan joint venture. Net income increased at the Gateway 2000 joint venture due to an increase in rental income as a result of the increase in average occupancy referred to above. Net income decreased at the 625 North Michigan joint venture primarily due to an increase in repairs and maintenance expenses as a result of the elevator modernization project discussed above.

Nine Months Ended December 31, 1997
-----------------------------------

      The Partnership reported a net loss of $584,000 for the nine months ended December 31, 1997, as compared to a net loss of $425,000 for the same period in the prior year. This increase in the Partnership's net loss resulted from a $285,000 increase in the Partnership's operating loss which was partially offset by a $126,000 increase in the Partnership's share of unconsolidated ventures' income. The increase in the Partnership's operating loss was primarily the result of increases in general and administrative, property operating, real estate taxes and depreciation and amortization expenses. General and administrative expenses increased by $134,000 primarily due to an increase in certain required professional fees, including legal fees related to the examination of potential recovery sources for repair costs at the Asbury Commons Apartments, as discussed further above. Property operating expenses increased by $45,000 primarily due to an increase in utilities expense at Asbury Commons and repair and maintenance expenses at Hacienda Park. Real estate taxes increased by $45,000 mainly due to higher tax expense at Hacienda Park based on the fact that the prior year expense included successful tax appeals and refunds from the tax periods of 1994 and 1995. Depreciation and amortization expense increased by $25,000 due to small increases at all three consolidated joint ventures during the current nine-month period. In addition, rental income decreased by $59,000 mainly due to declines in rental income at the consolidated Asbury Commons and West Ashley Shoppes joint ventures. These unfavorable changes in the Partnership's operating loss were partially offset by a decrease in interest expense. Interest expense decreased by $37,000 mainly as a result of the scheduled amortization of the outstanding mortgage principal balances.

      The Partnership's share of unconsolidated ventures' income increased by $126,000 for the current nine-month period primarily due to an increase of $275,000 in net income at Gateway 2000 Plaza joint venture which was partially offset by a decrease of $141,000 in net income at the 625 North Michigan joint venture. Net income increased at Gateway 2000 Plaza due to an increase in rental income as a result of the increase in average occupancy referred to above. Net income decreased at the 625 North Michigan joint venture primarily due to an increase in repairs and maintenance expenses as a result of the elevator modernization project discussed above.

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






Dated:  February 12, 1998