Form 10-K405
period 1998-03-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1998-06-29
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-15705


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
        ----------------------------------------------------------------
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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of  each exchange on
Title of each class                                        which registered
-------------------                                   -------------------------
      None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                               Form 10-K Reference
----------                                              -------------------

Prospectus of registrant dated                          Parts II and IV
July 21, 1986,  as supplemented

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-4

Item  4     Submission of Matters to a Vote of Security Holders         I-5


Part  II

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item  8     Financial Statements and Supplementary Data                 II-10

Item  9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      II-10


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
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                          F-1 to F-37

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-8 of this Form 10-K.

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

      As of March 31, 1998 the Partnership owned, through joint venture partnership, interests in the operating properties set forth in the following table:

Name of Joint Venture                            Date of
Name and Type of Property                        Acquisition     Type of
Location                           Size          of Interest     Ownership (1)
-------------------------          ----          -----------     ----------------------

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

      Through March 31, 1998, the Limited Partners had received cumulative cash distributions totalling approximately $84,752,000, or $660 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $38 per original $1,000 investment from the sale of the Richland Terrace Apartments and Richmond Park Apartments in November 1995, $23 per original $1,000 investment from the sale of the Treat Commons II Apartments in December 1995 and $57 per original $1,000 investment from the sale of the Highland Village Apartments in May 1990. The proceeds of the Ballston Place transaction described above were retained by the Partnership to pay down debt and to bolster reserves in light of expected future capital needs. The remaining cash distributions have been from net rental income, and a substantial portion of such distributions has been sheltered from current federal income tax liability. As a result of the reduction in Partnership cash flow resulting from the fiscal 1996 sale transactions described above, the Partnership reduced the annualized distribution rate from 2% to 1% effective with the payment made on February 15, 1996 for the quarter ended December 31, 1995. As of March 31, 1998, the Partnership was paying regular quarterly distributions at a rate of 1% per annum on remaining invested capital of $882 per original $1,000 investment. In addition, the Partnership retains its ownership interest in six of its ten original investment properties.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments, which comprise 73% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. As of March 31, 1998, the Partnership's portfolio of real estate investments consists of two retail shopping centers, two office/R&D properties and two multi-family apartment complexes. While market values for commercial office buildings continued to recover during fiscal 1998 after several years of depressed conditions, such values, for the most part, remain below the levels which existed in the mid-1980's, which is when the Partnership's properties were acquired. Such conditions are due, in part, to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. The market for multi-family residential properties in most markets throughout the country remained strong during fiscal 1998 although estimated market values in some markets appear to have plateaued as a result of the increase in development activity referred to below. Management is currently focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

      All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by a significant increase in the funds available in the capital markets for investment in real estate and by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets has escalated significantly. The Partnership's shopping centers and office/R&D buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

      As of March 31, 1998, the Partnership had interests in six operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                               Percent Occupied At
                                 ----------------------------------------------
                                                                        Fiscal
                                                                        1998
                                 6/30/97     9/30/97  12/31/97  3/31/98 Average
                                 -------     -------  --------  ------- -------

625 North Michigan Avenue         87%         89%        89%     88%     88%

The Gables at Erin Shades         96%         96%        95%     93%     95%

Gateway Plaza Shopping Center     89%         89%        89%     89%     89%

Saratoga Center & EG&G Plaza     100%        100%       100%     94%     99%

West Ashley Shoppes               64%         94%        95%     95%     87%

Asbury Commons Apartments         84%         96%        92%     91%     91%

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received during fiscal 1998.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At March 31, 1998, there were 8,626 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Upon request the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

     The Partnership had a Distribution Reinvestment Plan designed to enable Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The Distribution Reinvestment Plan was discontinued during fiscal 1998. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1998.

Item 6. Selected  Financial Data

               PaineWebber Equity Partners Two Limited Partnership
          For the years ended March 31, 1998, 1997, 1996, 1995 and 1994
                    (in thousands, except for per Unit data)

                                                    Years  ended March 31,
                                   ------------------------------------------------------
                                       1998     1997 (1)   1996       1995 (2)     1994
                                       ----     --------   ----       --------     ----

Revenues                             $  5,487   $   5,369   $  5,069  $  4,729    $   4,338

Operating loss                       $   (991)  $  (3,667)  $ (1,508) $ (2,229    $  (2,391)

Partnership's share of
  unconsolidated ventures' incom     $    728   $     383   $   18    $  1,818    $   2,207

Interest income on note
  receivable from unconsolidated
  venture                                    -         -    $    80   $    107    $     106

Partnership's share of gains on
  sale of unconsolidated operating
  investment properties                      -         -    $ 6,766          -           -

Net income (loss)                    $    (263) $ (3,266)   $ 5,523   $   (304)   $     (78)

Per 1,000 Limited Partnership Units:
  Net income (loss)                  $   (1.94) $ (24.04)   $ 40.68   $  (2.26)   $   (0.57)

  Cash distributions from
     operations                      $    8.84  $   8.84    $ 16.52   $  34.20    $   49.52

  Cash distributions from
    sale transactions                        -         -    $ 61.00          -            -

Total assets                         $  72,274  $ 74,278    $78,722   $ 84,148    $ 103,391

Long-term debt                       $  21,540  $ 21,947    $22,315   $ 22,635    $  36,828



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results" which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership commenced an offering to the public on July 21, 1986 for up to 150,000,000 units (the "Units") of limited partnership interest (at $1 per
Unit) pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised gross proceeds of $134,425,741 between July 21, 1986 and June 2, 1988. The Partnership also received proceeds of $23 million from the issuance of zero coupon loans. The loan proceeds, net of financing expenses of approximately $908,000, were used to pay the offering and organization costs, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1998, four of these investments had been sold. The Partnership retains an interest in six operating properties, which are comprised of two multi-family apartment complexes, two office/R&D complexes and two retail shopping centers. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvement costs of its joint venture investments in accordance with the respective joint venture agreements.

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to sell the Partnership's portfolio of properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. As part of that plan, as discussed further below, The Gables Apartments is being actively marketed for sale now and the Hacienda Business Park property is expected to be marketed for sale sometime during the second half of calendar 1998. In addition, management is working with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property. These programs include pursuing a new leasing opportunity at the 625 North Michigan Office Building, completing the leasing programs which are currently underway at Gateway Plaza and West Ashley Shoppes, and improving operating efficiency and implementing property enhancements at the Asbury Commons Apartments. These programs are expected to result in higher net sale prices for these four assets than could otherwise be achieved if these properties were sold today. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years.

      As previously reported, management discovered the existence of certain potential construction problems at the Asbury Commons Apartments during fiscal 1997. The initial analysis of the construction problems at Asbury Commons revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on this evaluation, the structural problems may be more extensive and cost significantly more than originally estimated. It will also require further investigation which together with eventual construction repair work may result in disruptions to property operations while units are possibly taken out of service for testing and repairs. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. During the third quarter of fiscal 1998, bid application packages were distributed to pre-qualified contractors. The construction contracts were executed during the fourth quarter, and the repair and replacement work has commenced. This work is expected to be completed by late Fall 1998. During the first quarter of fiscal 1998, the Partnership filed a warranty claim against the manufacturer of the wood-composite siding used throughout Asbury Commons. During the second quarter, the Partnership filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. Subsequent to year-end, the manufacturer of the roofing shingles agreed to provide the Partnership with the materials to replace the existing roofing shingles. While there can be no assurances regarding the Partnership's ability to successfully recover any further damages relating to the siding and roofing shingles, the Partnership will diligently pursue these and other potential recovery sources. During the fourth quarter of fiscal 1998, the Partnership reached a settlement agreement with the original developer of the Asbury Commons property whereby the original developer agreed to pay the Partnership $200,000. Under the terms of this agreement, the Partnership received a payment of $100,000 during the fourth quarter of 1998, and received a final payment of $100,000 subsequent to year-end. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any additional recoveries are realized.

      The average occupancy level at the Asbury Commons Apartments was 91% for the year ended March 31, 1998, unchanged from the prior fiscal year. In March 1997, a national property management firm was hired to take over management at Asbury Commons effective April 1, 1997. The property's management and leasing team is confident that the property will perform at average occupancies similar to comparable properties in the market, including newly constructed communities, once the repair program discussed above has been completed. The team has also indicated that effective rents can be increased at Asbury Commons through improved signage, targeted advertising and promotion, and selected unit interior upgrades. In order to attract prospective tenants, the property's management and leasing team has undertaken a number of marketing efforts which are expected to increase the number of prospective tenants looking to lease units at the property and retain as much of the existing resident base as possible. These efforts include the targeting of potential tenants at area corporations and relocation departments. In order to minimize tenant turnover, modest rental rate increases of 2% are being implemented as current leases are renewed. In addition, new tenants are being offered one month of free rent as an incentive to sign a 12-month lease on certain difficult to lease unit types in order to maximize the occupancy level.

      The Gateway Plaza Shopping Center (formerly Loehmann's Plaza) in Overland Park, Kansas was 89% occupied throughout fiscal 1998, compared to an average level of 80% achieved during fiscal 1997. As previously reported, during fiscal 1997 the property's leasing team signed a 13,410 square foot lease, representing 9% of the Center's leasable area, with Gateway 2000 Country Stores to occupy the former Loehmann's space. Gateway 2000 Country Stores, a manufacturer and retailer of personal computers, opened its new store on June 30, 1997. The property's management team reports that customer traffic levels in the Center have increased since the openings of both the 13,410 square foot Gateway store and the re-opening of the expanded 13,000 square foot Alpine Hut store during the first quarter of fiscal 1998. During the third quarter of fiscal 1998, the property's leasing team signed a lease expansion and extension agreement with an existing 3,815 square foot tenant to occupy 4,830 square feet. The 1,015 square foot expansion area was carved out of the rear portion of an adjacent 2,958 square foot space that has been available for lease for over two years. The 2,958 square foot space has been difficult to lease due to its narrow but very deep configuration. With the signing of this expansion agreement, the leasing team is now marketing the more attractive 1,943 square foot front portion of this space. Subsequent to year-end, the leasing team also completed final negotiations with a tenant to lease a vacant 4,980 square foot space. Now that this lease is executed, only three spaces, comprising 5,879 square feet, or less than 4% of the Center remain available for lease.

      A portion of the funds required to pay for the capital improvement work related to the leasing and expansion projects at Gateway Plaza was expected to come from a $550,000 Renovation and Occupancy Escrow withheld by the lender from the proceeds of a $4 million loan secured by the property which was obtained in February 1995. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the venture for the costs of the planned renovations in the event that the venture satisfied certain requirements, which included specified occupancy and rental income thresholds. If such requirements were not met within 18 months from the date of the loan closing, the lender would have the right to apply the balance of the escrow account to the payment of loan principal. As of August 1996, 18 months from the date of the loan closing, such requirements had not been met. Therefore, the lender had the right to apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty was to be released in the event that the joint venture satisfied the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. Once the Gateway store opened for business during fiscal 1998, the joint venture met the occupancy and rental income thresholds specified in the escrow agreement. Despite not meeting the thresholds in accordance with the timing set forth in the escrow agreement, during the third quarter of fiscal 1998 management requested and received the release of the Renovation and Occupancy Escrow Funds and the termination of the unconditional guaranty. The escrow funds, along with accumulated interest earnings, were distributed to the Partnership and were used to replenish cash reserves.

      During the second quarter of fiscal 1998, the leasing team at the West Ashley Shoppes Shopping Center signed a lease for the previously vacant 36,416 square foot former Children's Palace space. As previously reported, Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. This anchor space at West Ashley Shoppes had been vacant for the past six and a half years. The new tenant, Waccamaw, a national home goods retailer, opened its new store in March 1998 which brought the occupancy level at the property up to 95%. As Waccamaw should generate significant additional customer traffic into the Center, the leasing team anticipates stronger interest from prospective tenants for the remaining available 7,350 square feet of shop space.

      The 625 North Michigan Office Building in Chicago, Illinois, was 88% leased on average for the year ended March 31, 1998, up slightly from the average of 87% achieved for fiscal 1997. As previously reported, the property's leasing team had been negotiating a lease with a prospective new tenant which would occupy approximately 22,000 square feet of space. Subsequent to year-end, a lease was signed with this prospective tenant for 24,276 square feet. The space is now being renovated in preparation for the tenant's expected occupancy in September 1998. Once this tenant moves into the building, the property's occupancy level will increase by 7%. Over the next year, ten leases representing a total of 22,024 square feet will expire. The property's leasing team expects that eight of these tenants occupying a total of 17,262 square feet will renew, and that the remaining space will be leased to new tenants. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level at March 31, 1998 to 12% and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1998. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the city. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significantly positive effect on the market value of the 625 North Michigan property. A comprehensive cost-benefit analysis of this potential project is expected to be completed over the next several months.

      The four buildings comprising the Hacienda Business Park investment property in Pleasanton, California, were 94% leased to four tenants at the end of fiscal 1998. The overall market remains strong with increasing rental rates and a low vacancy level. Selective development in the area is continuing as a result of this low vacancy level. Construction of two new Pleasanton build-to-suit office developments, totalling 410,000 square feet, was completed during the fourth quarter of fiscal 1998. Two other office projects totalling 435,000 square feet are under construction in this market. One of these properties is 100% pre-leased and the other is 95% pre-leased. In addition, Peoplesoft Corporation, a major employer in the local market, purchased 17 acres in Hacienda Business Park and has begun construction of an owner/user campus totalling 350,000 square feet. The project is expected to be completed within the next several months. The existing rental rates on the leases at Hacienda Park are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership would be expected to achieve a materially higher sale price for the Hacienda Park property as the existing leases with below-market rental rates approach their expiration dates. The Partnership had been planning to hold the Hacienda Park property over the near term in order to capture this expected increase in value. However, during the quarter ended September 30, 1997, a 51,683 square foot tenant occupying 28% of the property's leasable area relocated from Hacienda Business Park and consolidated its operations into a newly-constructed building in the local market. This tenant has several leases with expiration dates in 1998, 1999 and 2001 and fully leases one of the four buildings comprising the Hacienda Park investment plus 10,027 square feet in an adjoining building. While this tenant has the right to sublease the space, subject to various approval rights, it remains responsible for rental payments and its contractual share of operating expenses until the leases expire. During the fourth quarter of fiscal 1998, the Partnership accepted a net payment of $34,000 from this tenant in return for a release from all of the tenant's obligations under the 10,027 square foot lease that was scheduled to expire in January 2001. In addition, this tenant waived its sub-lease and renewal rights on the remaining five leases which expire within the next 12 months. This lease termination agreement is expected to provide the property's leasing team with more flexibility in re-leasing the space and may provide the Partnership with an opportunity to capture a significant portion of the expected increase in the value of Hacienda Park sooner than had been anticipated. In light of this situation, and given the current strength of the local market conditions, management is currently reviewing the Pleasanton office market and has interviewed potential real estate brokers in preparation for a possible marketing effort during the second half of calendar 1998.

      The average occupancy level at The Gables Apartments was 95% for the year ended March 31, 1998, compared to 93% for the previous year. The high occupancy figures, coupled with favorable rental rate growth over the past year, reflect a healthy demand for apartments resulting from strong job, household formation and population growth in the Richmond, Virginia market. As job growth is projected to continue during the next few years, the economic outlook for Richmond remains positive. Two significant new employers in the Richmond market include the White Oaks semiconductor plant, which is nearly completed and projected to employ 1,500 people, and the recently completed Capital One credit facility, which will employ up to 1,000 people. While there are three apartment communities, comprising approximately 900 units, under construction in the local market, only one 280-unit community is considered competition for The Gables Apartments. The other communities are located at least five miles from The Gables and offer larger units at significantly higher rents. Given the currently favorable market conditions in Richmond and for apartment properties in general, management has decided to market The Gables Apartments for sale in calendar year 1998. During the quarter ended March 31, 1998, the Partnership and its co-venture partner held discussions concerning marketing strategies for selling The Gables
Apartments. As a follow-up to these discussions, the Partnership and its co-venture partner solicited marketing proposals from area real estate brokerage firms. After reviewing these proposals and conducting interviews, the Partnership and its co-venture partner selected a regional brokerage firm subsequent to year-end. A marketing package has been prepared, and comprehensive sale efforts began in late May 1998.

      At March 31, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $6,202,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties, including the anticipated construction repair work at Asbury Commons and the capital needs of the Partnership's commercial properties (as discussed further above), and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated within the next 2- to -3 years. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership reported a net loss of $263,000 for fiscal 1998 as compared to a net loss of $3,266,000 in fiscal 1997. This $3,003,000 decrease in net loss is a result of a decrease in the Partnership's operating loss of $2,676,000 and an increase in the Partnership's share of unconsolidated ventures' income of $345,000. The decrease in operating loss was primarily a result of the recognition of an impairment loss of $2,700,000 on the carrying value of the consolidated West Ashley Shoppes property during fiscal 1997. In addition, rental income and expense reimbursements from the consolidated joint ventures increased by $73,000 and depreciation expense decreased by $64,000. Rental income and expense reimbursements increased as a result of an increase in rental income of $54,000 and an increase in expense reimbursements of $166,000 at the Hacienda Park joint venture. These increases were the result of an increase in rental rates and the timing of certain real estate tax reimbursements and expense escalation billings. This increase in rental income and expense reimbursements at Hacienda Park was partially offset by a decrease in rental income at Asbury Commons of $125,000 which was partly due to an increase in leasing concessions granted during the current year in order to maintain occupancy levels at the property, as discussed further above. Depreciation expense decreased mainly as a result of a decrease in deprecation at West Ashley Shoppes. Depreciation decreased at this consolidated joint venture due to the lower depreciable basis of the venture's operating property due to the impairment loss recognized in the prior year. The decrease in impairment loss, the increase in rental income and expense reimbursements and the decrease in depreciation expense were partially offset by increases in general and administrative and property operating expenses of $104,000 and $91,000, respectively. General and administrative expenses increased primarily due to an increase in certain required professional fees, including legal fees related to the examination of potential recovery sources for repair costs at the Asbury Commons Apartments, as discussed further above. Property operating expenses increased primarily due to increases in repairs and maintenance expenses at Hacienda Park and West Ashley Shoppes and administrative expenses at Asbury Commons. Repairs and maintenance expense increased at Hacienda Park due to the replacement of an aging lawn sprinkler system. Repairs and maintenance increased at West Ashley Shoppes due to roof repairs. Administrative expenses increased at Asbury Commons mainly as a result of an increase in advertising costs.

      The increase in the Partnership's share of unconsolidated ventures' income of $345,000 was primarily the result of an increase in the Partnership's share of income from the Gateway Plaza Shopping Center (formerly Loehmann's Plaza) of $349,000. The increase in net income from Gateway Plaza was the result of an increase in rental income of $316,000. Rental income increased mainly due to the 13,410 square foot lease, representing 9% of the Center's leasable area, signed with Gateway 2000 Country Stores which took occupancy in June 1997, as discussed further above. In addition, net income increased at The Gables joint venture by $59,000 for the current year. Net income increased at this joint venture due to an increase in rental income resulting from an increase in average occupancy during the year. The increases in net income at Gateway Plaza Shopping Center and The Gables were partially offset by a decrease in net income at 625 North Michigan of $54,000. Net income at 625 North Michigan decreased as a result of increases in real estate taxes and repairs and maintenance expenses of $147,000 and $149,000, respectively. Real estate taxes increased due to an increase in the assessed value of the 625 North Michigan property. Repairs and maintenance expense increased mainly due to the modernization of the building's elevator controls which was completed during the current year.

1997 Compared to 1996
---------------------

      The Partnership reported a net loss of $3,266,000 for the fiscal year ended March 31, 1997 as compared to net income of $5,523,000 for the prior year. This unfavorable change in the Partnership's net operating results was primarily due to the gains recognized on the sales of the Richland Terrace/Richmond Park and Treat Commons II properties during fiscal 1996 and the loss on the impairment of the West Ashley Shoppes property recognized in fiscal 1997, as discussed further above. The Partnership's share of the gains on the sale of the Richland Terrace/Richmond Park and Treat Commons II properties in fiscal 1996 (including the write-off of unamortized excess basis) was $4,344,000 and $2,422,000, respectively. As noted above, during fiscal 1997 the Partnership recognized an impairment loss on the carrying value of the consolidated West Ashley Shoppes property of $2,700,000.

      These unfavorable changes in the Partnership's net operating results were partially offset by an increase in rental income and expense reimbursements and reductions in interest expense and property operating expenses from the consolidated joint ventures, along with a decline in Partnership general and administrative expenses. Rental revenues increased primarily due to a $280,000 increase in income at Hacienda Park due to an increase in both the property's average occupancy level and rental rates. Occupancy at Hacienda Park averaged 100% for fiscal 1997 as compared to 98% for the prior year while the property's average rental rate increased substantially due to the expansion of a major tenant and a lease renewal of another major tenant, both at substantially higher rates. Small increases in rental revenues at the other two consolidated properties, Asbury Commons and West Ashley Shoppes, also contributed to the increase in total rental revenues for fiscal 1997. Interest expense declined mainly due to the write off of certain unamortized deferred loan costs attributable to the pay off zero coupon loans refinanced in fiscal 1996. The decline in property operating expenses was mainly attributable to a reduction in repairs and maintenance costs at the consolidated West Ashley Shoppes joint venture. Partnership general and administrative expenses decreased primarily due to the additional professional fees incurred in fiscal 1996 associated with the sales of the Treat Commons, Richland Terrace and Richmond Park properties, as well as a reduction in certain other required professional fees during fiscal 1997.

      The Partnership's share of unconsolidated ventures' income, excluding the gains recognized from the sale of Treat Commons II, Richland Terrace and Richmond Park in fiscal 1996, increased by $198,000 primarily due to an increase of $81,000 in rental revenues from The Gables Apartments, an increase in other income of $71,000 at the 625 North Michigan joint venture, a reduction of $86,000 in interest expense from the Loehmann's Plaza joint venture and declines in property operating expenses at all three remaining unconsolidated joint ventures. This favorable change occurred despite the fact that the Partnership's share of unconsolidated ventures' income in fiscal 1996 included the operations of the Richland Terrace and Richmond Park properties which were sold on November 2, 1995 and Treat Commons II which was sold on December 29, 1995. Rental revenues at The Gables improved due to increases in both average occupancy and rental rates due to improving market conditions. Rental revenues were down slightly at both 625 North Michigan and Loehmann's Plaza due to declines in occupancy. The reduction in interest expense at the Loehmann's Plaza joint venture was due to the fact that a portion of the venture's interest costs were capitalized during fiscal 1997 as a result of the property expansion and renovation project. The declines in property operating expenses include a $114,000 reduction in bad debt expense at Loehmann's Plaza, a decrease of $35,000 in repairs and maintenance expenses at 625 North Michigan and declines in salary and utility expenses totalling $49,000 at The Gables. The favorable changes in rental revenues, other income, interest expense and property operating expenses were partially offset by an increase of $207,000 in real estate tax expense of the 625 North Michigan joint venture during fiscal 1997.

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

      The Partnership's operating loss decreased primarily due to the change in the entity reporting the interest expense associated with the borrowings secured by the Partnership's operating investment properties and the lower interest rates on the refinanced loans. As discussed further in the notes to the Partnership's financial statements which accompany this Annual Report, all of the zero coupon loans secured by the operating investment properties, except for the loan secured by the 625 North Michigan Office Building, were refinanced by the respective joint venture partnerships in fiscal 1995. As part of such refinancing transactions, the proceeds of new loans issued in the names of the joint ventures were used to repay debt which had been issued in the name of the Partnership, which effectively decreased the Partnership's interest expense while at the same time increasing the interest expense of the respective joint ventures. For the unconsolidated joint ventures, such increase in interest expense was reflected in the Partnership's share of unconsolidated ventures' income on the Partnership's fiscal 1996 consolidated statement of operations. The Partnership's operating loss, prior to the effect of the change in interest expense, increased by $34,000 primarily due to an increase in rental revenues which was partially offset by an increase in depreciation and amortization expense. Rental revenues increased at the consolidated Hacienda Park joint venture by $228,000 primarily due to increases in average occupancy from a level of 85% in calendar 1994 to 95% for calendar 1995. Rental revenues at Asbury Commons increased by $166,000 primarily due to increases in rental rates in calendar 1994 and 1995 made possible by the strong Atlanta market. The average occupancy level at the Asbury Commons Apartments actually declined from 96% for calendar 1994 to 94% for calendar 1995. Revenues at West Ashley Shoppes improved by $100,000 in calendar 1995, as compared to calendar 1994, due to a slight increase in average occupancy and an increase in tenant reimbursement income. Depreciation and amortization expense increased by $378,000 in fiscal 1996 due to the acceleration of depreciation on the consolidated Hacienda Park property, as discussed further in the notes to the accompanying financial statements, and the capitalized tenant improvements and leasing commissions associated with the increased leasing activity at Hacienda Park.

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

      Remediation of Construction Defects. As discussed further above, during fiscal 1997 management discovered the existence of certain structural problems at the Asbury Commons Apartments. Based upon an initial evaluation, the remediation of these problems may involve the disruption of property operations while apartment units are possibly taken out of service for testing and repairs. The magnitude of the repairs have been preliminarily estimated to cost between approximately $1.5 million to $2 million to complete. The prospects for any recoveries of these costs, beyond the $200,000 recovered from the original developer during fiscal 1998, from insurance or from the building materials manufacturers are uncertain at the present time. Furthermore, while management believes that these problems can be remediated without a long-term impact on the market value of the property, there can be no assurances that the disruption of property operations and the repair process itself will not adversely impact the Partnership's ability to realize the fair market value of the investment property within the next 2- to- 3 years, which is the expected time frame for the completion of a liquidation of the Partnership.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The commercial office segment has begun to experience limited new development activity in selected areas after several years of virtually no new supply being added to the market. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of certain of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price. In the cases of the Hacienda Park, Asbury Commons and West Ashley Shoppes joint ventures, the co-venture partner is the Managing General Partner of the Partnership as a result of certain prior assignment transactions. No such conflicts should exist on these investments.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment, office and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its eleventh full year of operations in fiscal 1998. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping centers and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, the West Ashley Shoppes, Gateway Plaza and 625 North Michigan properties have, or have had in recent years, a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

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

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                     Date
                                                                     elected
  Name                        Office                           Age   to Office
  ----                        ------                           ---   ---------

Bruce J. Rubin          President and Director                 38    8/22/96
Terrence E. Fancher     Director                               44    10/10/96
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                    50    10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer                  55    4/17/85 *
Timothy J. Medlock      Vice President and Treasurer           37    6/1/88
Thomas W. Boland        Vice President and Controller          35    12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

      The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 5.25% per annum on invested capital from January 1, 1991 through the quarter ended June 30, 1994 and at a rate of 2% per annum on invested capital from July 1, 1994 through September 30, 1995. Effective with the payment for the quarter ended December 31, 1995, the annualized distribution rate was reduced to 1% on a Limited Partner's remaining capital account, where it has remained through fiscal 1998. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1998. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

      An affiliate of the Adviser performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1998 is $230,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $17,000 included in general and administrative expenses for managing the Partnership's cash assets during fiscal 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the PWPI.

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

   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1998.

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

                                 PAINEWEBBER EQUITY PARTNERS
                                 TWO LIMITED PARTNERSHIP


                                 By: Second Equity Partners, Inc.
                                     ---------------------------
                                     Managing General Partner



                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                        Thomas W. Boland
                                        Vice President and Controller


Dated:  June 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                     Date: June 26, 1998
   ---------------------------                  -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                 Date: June 26, 1998
  -----------------------------                  -------------
   Terrence E. Fancher
   Director


                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                                INDEX TO EXHIBITS


                                                            Page Number in the Report
      Exhibit No.    Description of Document                Or Other Reference
      -----------    -----------------------                -------------------------

      (3) and (4)    Prospectus of the Partnership          Filed with the Commission
                     dated   July  21, 1986,   as            pursuant to Rule 424(c) and
                     supplemented, with particular          incorporated herein by reference.
                     reference to the Amended and
                     Restated Certificate and
                     Agreement of Limited Partnership


      (10)           Material contracts previously          Filed with the Commission pursuant
                     filed as exhibits to registration      to Section 13 or 15(d) of the
                     statements and amendments thereto      Securities Act of 1934 and
                     of the registrant together with        incorporated herein by reference.
                     all such  contracts  filed as
                     exhibits of previously  filed
                     Forms 8-K and Forms 10-K are
                     hereby incorporated herein by
                     reference.


      (13)           Annual Report to Limited Partners      No Annual Report for fiscal year
                                                            1998 has been sent to the Limited
                                                            Partners.  An Annual Report will be
                                                            sent to the Limited Partners
                                                            subsequent to this filing.


      (22)           List of subsidiaries                   Included in Item I of Part 1 of
                                                            this Report Page I-1, to which
                                                            reference is hereby made.

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

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                    Reference
                                                                                    ---------

PaineWebber Equity Partners Two Limited Partnership:

   Report of independent auditors                                                    F-2

   Consolidated balance sheets as of March 31, 1998 and 1997                         F-3

   Consolidated  statements of operations  for the years ended March 31, 1998,
     1997 and 1996                                                                   F-4

   Consolidated  statements of changes in partners'  capital (deficit) for the
     years ended March 31, 1998, 1997 and 1996                                       F-5

   Consolidated  statements  of cash flows for the years ended March 31, 1998,
     1997 and 1996                                                                   F-6

   Notes to consolidated  financial statements                                       F-7

   Schedule III - Real Estate and Accumulated Depreciation                           F-25

Combined   Joint  Ventures  of   PaineWebber   Equity   Partners  Two  Limited Partnership:

   Report of independent auditors                                                    F-26

   Combined balance sheets as of December 31, 1997 and 1996                          F-27

   Combined  statements  of income and changes in  venturers'  capital for the
     years ended December 31, 1997, 1996 and 1995                                    F-28

   Combined  statements  of cash flows for the years ended  December 31, 1997,
     1996 and 1995                                                                   F-29

   Notes to combined financial statements                                            F-30

   Schedule III - Real Estate and Accumulated Depreciation                           F-37



   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Equity Partners Two Limited Partnership:

      We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Two Limited Partnership as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Two Limited Partnership at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                              /S/ ERNST & YOUNG LLP
                              ---------------------
                              ERNST & YOUNG LLP

Boston, Massachusetts
June 12, 1998

                       PAINEWEBBER EQUITY PARTNERS TWO
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1998 and 1997
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                       1998            1997
                                                       ----            ----
Operating investment properties:
   Land                                            $   7,351       $    7,351
   Building and improvements                          40,616           40,018
                                                   ---------       ----------
                                                      47,967           47,369
   Less accumulated depreciation                     (14,044)         (12,155)
                                                   ---------       ----------
                                                      33,923           35,214

Investments in unconsolidated joint ventures,
  at equity                                           30,237           31,784
Cash and cash equivalents                              6,202            5,322
Escrowed cash                                            398              279
Accounts receivable                                      236              151
Prepaid expenses                                          31               50
Deferred rent receivable                                 737              832
Deferred expenses, net of accumulated
  amortization of $883 ($734 in 1997)                    510              646
                                                   ---------       ----------
                                                   $  72,274       $   74,278
                                                   =========       ==========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $     427       $      271
Net advances from consolidated ventures                  115              400
Tenant security deposits                                 111              116
Bonds payable                                          2,171            2,297
Mortgage notes payable                                19,369           19,650
Other liabilities                                        331              331
                                                   ---------       ----------
      Total liabilities                               22,524           23,065

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net income                                 158              161
   Cumulative cash distributions                        (713)            (701)

  Limited Partners ($1 per Unit;
    134,425,741 Units issued):
   Capital contributions, net of offering costs      119,747          119,747
   Cumulative net income                              15,309           15,569
   Cumulative cash distributions                     (84,752)         (83,564)
                                                   ---------       ----------
      Total partners' capital                         49,750           51,213
                                                   ---------       ----------
                                                   $  72,274       $   74,278
                                                   =========       ==========


                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1998, 1997 and 1996
                    (In thousands, except for per Unit data)


                                               1998         1997        1996
                                               ----         ----        ----
Revenues:
   Rental income and expense reimbursements   $ 5,084    $  5,011     $ 4,706
   Interest and other income                      403         358         363
                                              -------    --------     -------
                                                5,487       5,369       5,069
Expenses:
   Loss on impairment of operating
     investment property                            -       2,700           -
   Interest expense                             1,961       1,990       2,083
   Depreciation expense                         1,889       1,953       1,886
   Property operating expenses                  1,370       1,279       1,320
   Real estate taxes                              521         479         422
   General and administrative                     632         528         729
   Amortization expense                           105         107         137
                                              -------    --------     -------
                                                6,478       9,036       6,577
                                              -------    --------     -------

Operating loss                                   (991)     (3,667)     (1,508)

Venture partner's share of consolidated
  venture's operations                              -          18           -

Investment income:
   Partnership's share of unconsolidated
     ventures' income                             728         383         185
   Interest income on note receivable from
     unconsolidated venture                         -           -          80
   Partnership's share of gains on
     sale of unconsolidated operating
     investment properties                          -           -       6,766
                                              -------    --------     -------
                                                  728         383       7,031
                                              -------    --------     -------
Net income (loss)                             $  (263)   $ (3,266)    $ 5,523
                                              =======    ========     =======

Net income (loss) per 1,000
  Limited Partnership Units                   $ (1.94)    $(24.04)     $40.68
                                              =======     =======      ======

Cash distributions per 1,000
  Limited Partnership Units                   $  8.84     $  8.84      $77.52
                                              =======     =======      ======


      The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each year.




                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1998, 1997 and 1996
                                 (In thousands)


                                       General      Limited
                                       Partners     Partners      Total
                                       --------     --------      -----

Balance at March 31, 1995              $ (527)       $61,126      $ 60,599

Cash distributions                        (22)       (10,421)      (10,443)

Net income                                 55          5,468         5,523
                                       ------        -------      --------

Balance at March 31, 1996                (494)        56,173        55,679

Cash distributions                        (13)        (1,187)       (1,200)

Net loss                                  (32)        (3,234)       (3,266)
                                       ------        -------      --------

Balance at March 31, 1997                (539)        51,752        51,213

Cash distributions                        (12)        (1,188)       (1,200)

Net loss                                   (3)          (260)         (263)
                                       ------        -------      --------

Balance at March 31, 1998              $ (554)       $50,304      $ 49,750
                                       ======        =======      ========























                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1998        1997         1996
                                                             ----        ----         ----


Cash flows from operating activities:
  Net income (loss)                                         $  (263)  $  (3,266)   $  5,523
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
   Loss on impairment of operating investment property            -       2,700           -
   Partnership's share of unconsolidated ventures' income      (728)       (383)       (185)
   Partnership's share of gains on sale of unconsolidated
     operating investment properties                              -           -      (6,766)
   Depreciation and amortization                              1,994       2,060       2,023
   Amortization of deferred financing costs                      44          44          44
   Changes in assets and liabilities:
     Escrowed cash                                             (119)       (129)        (93)
     Accounts receivable                                        (85)        110        (132)
     Accounts receivable - affiliates                             -          15          63
     Prepaid expenses                                            19         (21)         (1)
     Deferred rent receivable                                    95        (101)       (255)
     Accounts payable and accrued expenses                      156         (12)       (151)
     Advances to/from consolidated ventures                    (285)        478        (107)
     Tenant security deposits                                    (5)         20          (7)
     Other liabilities                                            -         (18)           1
                                                            -------   ---------    ---------
      Total adjustments                                       1,086       4,763      (5,566)
                                                            -------   ---------    ---------
      Net cash provided by (used in)
         operating activities                                   823       1,497         (43)
                                                            -------   ---------    ---------
Cash flows from investing activities:
  Distributions from unconsolidated ventures                  3,240       2,744      15,566
  Additional investments in unconsolidated ventures            (965)     (1,939)       (934)
  Additions to operating investment properties                 (598)       (444)       (421)
  Payment of leasing commissions                                (13)        (94)       (128)
                                                            -------   ---------    ---------
      Net cash provided by investing activities               1,664         267      14,083
                                                            -------   ---------    ---------

Cash flows from financing activities:
  Distributions to partners                                  (1,200)     (1,200)    (10,443)
  Repayment of principal on notes payable                      (281)       (257)       (230)
  Refund of deferred financing costs                              -           -          22
  Payments on district bond assessments                        (126)       (111)        (90)
                                                            -------   ---------    ---------
      Net cash used in financing activities                  (1,607)     (1,568)    (10,741)
                                                            -------   ---------    ---------

Net increase in cash and cash equivalents                       880         196       3,299

Cash and cash equivalents, beginning of year                  5,322       5,126       1,827
                                                            -------   ---------    ---------

Cash and cash equivalents, end of year                      $ 6,202   $   5,322    $  5,126
                                                            =======   =========    ========

Supplemental disclosures:
   Cash paid during the year for interest                   $ 1,917   $   1,974    $  1,974
                                                            =======   =========    ========

                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations
    -------------------------------------

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

      The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1998, four of these investments had been sold. The Partnership retains an interest in six operating properties, which are comprised of two multi-family apartment complexes, two office/R&D complexes and two retail shopping centers. The Partnership is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to 3- years.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended March 31, 1998. Actual results could differ from the estimates and assumptions used.

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

      The operating investment properties owned by the consolidated joint ventures are carried at cost, net of accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Partnership adopted in fiscal 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. During fiscal 1997, the independent appraisal of the West Ashley Shoppes operating investment property indicated that certain operating assets, consisting of land and improvements and building and improvements, were impaired. In accordance with SFAS No. 121, the consolidated West Ashley Shoppes joint venture recorded a reduction in the net carrying value of such assets amounting to $2,700,000 relating to the land and improvements ($1,457,000), building and improvements ($1,822,000) and related accumulated depreciation ($579,000).

      Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over the estimated useful lives of the operating investment properties, generally five years for the furniture and fixtures and thirty-one and a half years for the buildings and improvements. During fiscal 1996, circumstances indicated that the consolidated Hacienda Park operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the joint venture commenced recording an additional annual charge to depreciation expense of $250,000 in calendar 1995 to adjust the carrying value of the Hacienda Park property such that it will match the expected reversion value at the time of disposition. Such amount is included in depreciation and amortization on the accompanying fiscal 1998, 1997 and 1996 consolidated statements of operations. Such an annual charge will continue to be recorded in future periods. Acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements have been capitalized and are included in the cost of the operating investment properties. Capitalized construction period interest and taxes of West Ashley Shoppes, in the aggregate amount of approximately $485,000, is included in the balance of operating investment properties on the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense when incurred.

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

      Deferred expenses at March 31, 1998 and 1997 include loan costs incurred in connection with the Asbury Commons and Hacienda Park mortgage notes payable described in Note 6, which are being amortized using the straight-line method, which approximates the effective interest method, over their respective terms. The amortization of such costs is included in interest expense on the accompanying statements of operations. Deferred expenses also include legal fees associated with the organization of the Hacienda Park joint venture, which were amortized on the straight-line basis over a sixty-month term, and deferred commissions and lease cancellation fees of Hacienda Park Associates and West Ashley Shoppes Associates, which are being amortized on a straight-line basis over the term of the respective lease.

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

      The cash and cash equivalents, escrowed cash, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and escrowed cash approximate their fair values as of March 31, 1998 and 1997 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see Note 6).

      Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. Due to the reduction in the Partnership's quarterly distribution rate to 2% during fiscal 1992, no management fees were earned for the fiscal years ended March 31, 1998, 1997 and 1996, in accordance with the advisory agreement. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

      Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $230,000, $224,000 and $260,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $17,000, $13,000 and $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

4.  Operating Investment Properties
    -------------------------------

      The Partnership's balance sheets at March 31, 1998 and 1997 include three operating investment properties: Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates; the Asbury Commons Apartments, owned by Atlanta Asbury Partnership; and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed control over the affairs of the venture. The Partnership obtained controlling interests in the other two joint ventures during fiscal 1992. Accordingly, all three joint ventures are presented on a consolidated basis in the accompanying financial statements. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag.

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

      During the guaranty period, which was to have run from December 24, 1987 to December 24, 1991, the co-venturer had guaranteed to fund all operating deficits, capital costs and the Partnership's preference return distribution in the event that cash flow from property operations was insufficient. The co-venturer defaulted on the guaranty obligations in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992, when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a five-year promissory note in the initial face amount of $300,000 payable to the Partnership without interest. Unless prepaid, the balance of the note escalates as to the principal balance annually up to a maximum of $600,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Any amounts received will be reflected as reductions to the carrying value of the operating investment properties. No payments have been received to date. The $600,000 balance of the note receivable became due and payable on October 31, 1996. The Partnership will continue to pursue collection of this balance during fiscal 1999. However, there are no assurances that any portion of this balance will be collected. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated.

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

      During fiscal 1997, the Partnership became aware of certain potential construction problems at the Asbury Common Apartments. The initial analysis of the construction problems revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. Based on this evaluation, the structural problems may be more extensive and cost significantly more than originally estimated. It will also require further investigation which together with eventual construction repair work may result in disruptions to property operations while units are possibly taken out of service for testing and repairs. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. During fiscal 1998, the Partnership distributed bid application packages to pre-qualified contractors and executed construction contracts for the repair work. Repair and replacement work commenced subsequent to year-end. Also during fiscal 1998, the Partnership filed a warranty claim against the manufacturer of the wood-composite siding used throughout the Asbury Commons property and filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. Subsequent to year-end, the manufacturer of the roofing shingles agreed to provide the Partnership with the materials to replace the existing roofing shingles. While there can be no assurances regarding the Partnership's ability to successfully recover any further damages relating to the siding and roofing shingles, the Partnership will diligently pursue these and other potential recovery sources. Subsequent to year-end, the Partnership reached a settlement agreement with the original developer of the Asbury Commons property whereby the developer agreed to pay the Partnership $200,000. Under the terms of this agreement, the Partnership received a payment of $100,000 during the fourth quarter of fiscal 1998, and received a final payment of $100,000 subsequent to year-end. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any additional recoveries are realized.

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

      The following is a combined summary of property operating expenses for the consolidated joint ventures for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                1997        1996        1995
                                                ----        ----        ----

      Property operating expenses:
        Utilities                            $    207    $    205   $     219
        Repairs and maintenance                   451         425         385
        Salaries and related costs                224         210         216
        Administrative and other                  282         225         300
        Insurance                                  53          53          51
        Management fees                           153         161         149
                                             --------    --------   ---------
                                             $  1,370    $  1,279   $   1,320
                                             ========    ========   =========

5.  Investments in Unconsolidated Joint Ventures
    --------------------------------------------

      The Partnership has investments in three unconsolidated joint venture partnerships which own operating investment properties at March 31, 1998 and 1997 (five at March 31, 1996, including two ventures which were in the process of liquidating as a result of the sales of their operating investment properties during calendar 1995).

    Condensed  combined  financial   statements  of  the  unconsolidated   joint
ventures, for the periods indicated, are as follows:

                        Condensed Combined Balance Sheets
                          December 31, 1997 and 1996
                                (in thousands)

                                    Assets
                                                         1997         1996
                                                         ----         ----

      Current assets                                   $  1,234      $  1,264
      Operating investment properties, net               54,902        55,402
      Other assets                                        4,367         4,992
                                                       --------      --------
                                                       $ 60,503      $ 61,658
                                                       ========      ========

                      Liabilities and Venturers' Capital

      Current liabilities                              $  2,740      $  2,515
      Other liabilities                                     318           315
      Long-term debt                                      8,720         8,857
      Partnership's share of venturers' capital          29,874        30,726
      Co-venturers' share of venturers' capital          18,851        19,245
                                                       --------      --------
                                                       $ 60,503      $ 61,658
                                                       ========      ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                              1997         1996         1995
                                              ----         ----         ----
     Revenues:
      Rental revenues and expense
        reimbursements                    $   9,814     $   9,297   $  11,844
      Interest and other income                 481           343         330
                                          ---------     ---------   ---------
                                             10,295         9,640      12,174

     Expenses:
      Property operating and other expenses   3,230         3,009       4,177
      Real estate taxes                       2,323         2,212       2,248
      Interest on long-term debt                661           663       1,535
      Interest on note payable to venturer        -             -         100
      Depreciation and amortization           3,177         3,158       3,704
                                          ---------     ---------   ---------
                                              9,391         9,042      11,764
                                          ---------     ---------   ---------

     Operating income                           904           598         410
     Gains on sale of operating
       investment properties                      -             -       8,368
                                          ---------     ---------   ---------
     Net income                           $     904     $     598   $   8,778
                                          =========     =========   =========

     Net income:
        Partnership's share of
          combined income                 $     786     $     441   $   7,512
        Co-venturers' share of
          combined income                       118           157       1,266
                                          ---------     ---------   ---------
                                          $     904     $     598   $   8,778
                                          =========     =========   =========


                  Reconciliation of Partnership's Investment
                           March 31, 1998 and 1997
                                (in thousands)
                                                            1998        1997
                                                            ----        ----

      Partnership's share of capital at
        December 31, as shown above                      $ 29,874    $  30,726
      Excess basis due to investments in
        joint ventures, net (1)                             1,036        1,094
      Timing differences (2)                                 (673)         (36)
                                                         --------    ---------
         Investments in unconsolidated joint
          ventures, at equity at March 31                $ 30,237    $ 31,784
                                                         ========    ========

      (1)At March 31, 1998 and 1997, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by approximately $1,036,000 and $1,094,000, respectively. This amount, which relates to certain costs incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties (generally 30 years).

      (2)The timing differences between the Partnership's share of capital account balances and its investments in joint ventures consist of capital contributions made to joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2.

               Reconciliation of Partnership's Share of Operations For the years ended March 31, 1998, 1997 and 1996
                                 (in thousands)

                                             1998          1997        1996
                                             ----          ----        ----

      Partnership's share of operations,
         as shown above                    $   786     $    441      $  7,512
      Amortization of excess basis             (58)         (58)         (561)
                                           -------     --------      --------
      Partnership's share of
         unconsolidated ventures'
         net income                        $   728     $    383      $  6,951
                                           =======     ========      ========

      The Partnership's share of the net income of the unconsolidated joint ventures is presented as follows in the accompanying statements of operations:

                                             1998          1997         1996
                                             ----          ----         ----

      Partnership's share of unconsolidated
         ventures' income                  $   728      $   383      $    185
      Partnership's share of gains on
        sale of unconsolidated operating
        investment properties                    -            -         6,766
                                           -------      -------      --------
                                           $   728      $   383      $  6,951
                                           =======      =======      ========

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

      Investments  in   unconsolidated   joint  ventures,   at  equity,  on  the
accompanying balance sheets is comprised of the following equity method carrying values (in thousands):
                                                          1998         1997
                                                          ----         ----

        Chicago-625 Partnership                        $ 18,131      $ 18,937
        Richmond Gables Associates                         (244)           34
        Daniel/Metcalf Associates Partnership            12,350        12,813
                                                       --------      --------
         Investments in unconsolidated joint ventures  $ 30,237      $ 31,784
                                                       ========      ========

      The Partnership received cash distributions from the unconsolidated ventures during the years ended March 31, 1998, 1997 and 1996 as set forth below (in thousands):

                                                1998         1997        1996
                                                ----         ----        ----

        Chicago-625 Partnership                $ 1,504     $ 1,689    $  1,158
        Richmond Gables Associates                 206         198         158
        Daniel/Metcalf Associates Partnership    1,530         641         600
        TCR Walnut Creek Limited Partnership         -         182       3,216
        Portland Pacific Associates                  -          34      10,434
                                               -------     -------    --------
                                               $ 3,240     $ 2,744    $ 15,566
                                               =======     =======    ========

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

      The aggregate cash investment made by the Partnership for its current interest was $26,010,000 (including an acquisition fee of $1,316,600 paid to PWPI and certain closing costs of $223,750). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners One Limited Partnership (PWEP1), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP1's cash investment for its current interest was $17,278,000 (including an acquisition fee of $383,400 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP1 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP1. The Partnership had made Leasing Expense Contributions totalling $3,748,000 through December 31, 1997.

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

      Net cash flow will be distributed as follows: First, a preference return, payable monthly, to the Partnership and PWEP1 of 9% of their respective net cash investments, as defined. Second, to the payment of any unpaid accrued interest and principal on all outstanding default notes. Third, to the payment of any unpaid accrued interest and principal on all outstanding operating notes. Fourth, 70% in total to the Partnership and PWEP1 and 30% to the co-venturer. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $8,704,000 at December 31, 1997.

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

      During the Guaranty Period, which expired in September 1990, the co-venturer agreed to unconditionally guarantee to fund any deficits and to ensure that the joint venture could distribute to the Partnership its preference return. Total mandatory payments contributed by the co-venturer amounted to $152,048 in 1990. At December 31, 1997, there was a cumulative unpaid preferred distribution payable to the Partnership of $1,096,000. This amount will be paid to the Partnership if and when there is available cash flow.

      The joint venture has entered into a management contract with an affiliate of the co-venturer which is cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is 5% of gross rents, as defined.

      c)  Daniel/Metcalf Associates Partnership
          -------------------------------------

      The Partnership acquired an interest in Daniel/Metcalf Associates Partnership (the "joint venture"), a Virginia general partnership organized on September 30, 1987 in accordance with a joint venture agreement between the Partnership and Plaza 91 Investors, L.P., an affiliate of Daniel Realty Corp., organized to own and operate Gateway Plaza Shopping Center (formerly Loehmann's Plaza), a community shopping center located in Overland Park, Kansas. The property consists of approximately 142,000 net rentable square feet on approximately 19 acres of land.

      The aggregate cash investment by the Partnership for its interest was $15,488,352 (including an acquisition fee of $689,000 paid to PWPI and certain closing costs of $64,352). On February 10, 1995, the joint venture obtained a first mortgage loan secured by the operating investment property in the initial principal amount of $4,000,000. The proceeds of the loan, along with additional funds contributed by the Partnership, were used to repay the portion of the zero coupon note liability of the Partnership which was secured by the operating property (see Note 6). In addition, a portion of the proceeds were used to repay the $700,000 mortgage loan of the joint venture and to establish a Renovation and Occupancy Escrow in the amount of $550,000 as required by the new mortgage loan. The new first mortgage loan was issued in the name of the joint venture, bears interest at an annual rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $33,700. Funds were to be released from the Renovation and Occupancy Escrow to reimburse the Gateway Plaza joint venture for the costs of certain planned renovations in the event that the joint venture satisfied certain requirements which included specified occupancy and rental income thresholds. As of August 1996, eighteen months subsequent to the date of the loan closing, such requirements had not been met. Therefore, the lender had the right to apply the balance of the escrow account to the payment of loan principal. In addition, the lender required that the Partnership unconditionally guaranty up to $1,400,000 of the loan obligation. This guaranty was to be released in the event that the joint venture satisfied the requirement for the release of the Renovation and Occupancy Escrow funds or upon the repayment, in full, of the entire outstanding mortgage loan liability. During fiscal 1998, the venture achieved the aforementioned occupancy and rental income thresholds. During the third quarter of fiscal 1998, management requested and received the release of the Renovation and Occupancy Escrow Funds and the termination of the unconditional guaranty. The escrow funds were distributed to the Partnership and were used to replenish cash reserves.

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

      The co-venturer agreed to contribute to the joint venture all funds that were necessary so the joint venture could distribute to the Partnership its preference return for 36 months from the date of closing (the "Guaranty Period"). Contributions for the final 12 months of the Guaranty Period, which ended September 30, 1990, were in the form of mandatory loans. Such loans are non-interest bearing and will be repaid upon sale or refinancing of the Property. The Partnership's cumulative unpaid preferential return as of December 31, 1997 amounted to $3,797,000. If the joint venture requires additional funds after the Guaranty Period, and such funds are not available from third party sources, they are to be provided in the form of operating and capital deficit loans, 75% by the Partnership and 25% by the co-venturer. At December 31, 1997, the co-venturer was obligated to make additional capital contributions of at least $88,644 with respect to cumulative unfunded shortfalls in the Partnership's preferential return through September 30, 1990.

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

      The joint venture has entered into a management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is equal to 3% of gross rents, as defined. In addition, the affiliate of the co-venturer also earns a subordinated management fee of 2% of gross rents during any year in which the net cash flow of the operating property exceeds the Partnership's preference return. Otherwise the fee is accrued subject to a maximum amount of $50,000 and payable only from the proceeds of a capital transaction.

      d)  TCR Walnut Creek Limited Partnership
          ------------------------------------

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

      The aggregate cash investment by the Partnership for its interest was $13,143,079 (including an acquisition fee of $602,400 payable to PWPI and certain closing costs of $40,679). The initial cash investment also included the sum of $1,000,000 that was contributed in the form of a permanent nonrecourse loan to the venture on which the Partnership received interest payments at the rate of 10% per annum until the commencement of the guaranty period, 9.5% per annum during the guaranty period and 10% per annum thereafter. On September 27, 1994, the joint venture obtained a $7,400,000 first mortgage note payable which bore interest at 8.54% per annum. Principal and interest payments of $31,598 were due monthly through September 2001 at which time the entire unpaid balance of principal and interest was to be due.

      On December 29, 1995, TCR Walnut Creek Limited Partnership sold the Treat Commons Phase II Apartments to a third party for approximately $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. The Partnership was entitled to 100% of the net sale proceeds and cash flow from operations of the venture in accordance with the joint venture agreement. The Partnership distributed approximately $3.1 million of these net sale proceeds to the Limited Partners in a Special Distribution made on February 15, 1996. The remaining sale proceeds of approximately $1 million were retained by the Partnership for potential future capital requirements.

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

      On November 2, 1995, Portland Pacific Associates sold the Richmond Park and Richland Terrace Apartments to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million borrowing secured by the Partnership's share of the proceeds. The Partnership distributed approximately $5.1 million of these net proceeds to the Limited Partners in a Special Distribution made on December 27, 1995. The remaining sale proceeds were retained by the Partnership for the potential future capital needs of the Partnership's commercial property investments.

6.  Mortgage Notes Payable
    -----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at March 31, 1998 and 1997 consist of the following (in thousands):

                                                      1998              1997
                                                      ----              ----

     9.125%  mortgage note payable to an
     insurance  company  secured  by the
     625 North Michigan Avenue operating
     investment property (see discussion
     below).  The loan requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.  The  terms of the note  were
     modified  effective  May 31,  1994.
     The fair value of the mortgage note
     approximated  its carrying value at
     March 31, 1998 and 1997.                          $ 9,282     $ 9,418

     8.75%  mortgage  note payable to an
     insurance  company  secured  by the
     Asbury Commons operating investment
     property  (see  discussion  below).
     The loan requires monthly principal
     and   interest   payments   of  $58
     through  maturity  on  October  15,
     2001.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying value at December 31, 1997
     and 1996.                                           6,707       6,806

     9.04%  mortgage  note payable to an
     insurance  company  secured  by the
     Saratoga  Center and Hacienda Plaza
     operating  investment property (see
     discussion    below).    The   loan
     requires   monthly   principal  and
     interest  payments  of $29  through
     maturity on January 20,  2002.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     December  31, 1997 and 1996.                        3,380       3,426
                                                       -------     -------

                                                       $19,369     $19,650
                                                       =======     =======

      The scheduled annual principal payments to retire mortgage notes payable are as follows (in thousands):

             Year ended March 31,

               1999          $   308
               2000            9,305
               2001              189
               2002            6,417
               2003            3,150
                             -------
                             $19,369
                             =======

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

      On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek Limited Partnership joint venture. The $7.4 million loan was secured by the Treat Commons apartment complex, carried an annual interest rate of 8.54% and was scheduled to mature in 7 years. As discussed in Note 5, the Treat Commons property was sold and this loan obligation was repaid in full on December 29, 1995. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan is secured by the Asbury Commons apartment complex, carries an annual interest rate of 8.75% and matures in 7 years. The loan requires monthly principal and interest payments of $88,000. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $43,000. On February 9, 1995, the Partnership repaid the remaining portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates joint venture along with additional funds contributed by the Partnership. The $3.5 million loan is secured by the Hacienda Business Park property, carries an annual interest rate of 9.04% and matures in 7 years. The loan requires monthly principal and interest payments of $36,000. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Gateway Plaza Shopping Center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by the Daniel/Metcalf Associates Partnership joint venture along with additional funds contributed by the Partnership. The $4 million loan is secured by the Gateway Plaza Shopping Center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loans secured by the Gables and Gateway Plaza properties rests with the respective joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of these unconsolidated joint ventures. The Partnership has indemnified Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings.

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

      Future scheduled principal payments on bond assessments are as follows (in thousands):

      Year ended December 31,

                  1998            $    110
                  1999                 119
                  2000                 128
                  2001                 137
                  2002                 148
                  Thereafter         1,529
                                  --------
                                  $  2,171
                                  ========
8.  Rental Revenue
    --------------

      The buildings owned by Hacienda Park Associates and West Ashley Shoppes Associates are leased under noncancellable, multi-year leases. Minimum future rentals due under the terms of these leases at December 31, 1997 are as follows (in thousands):

                                   Future
                                   Minimum
                                   Contractual
                                   Payments
                                   --------

                  1998            $  3,029
                  1999               2,167
                  2000               1,930
                  2001               1,446
                  2002               1,069
                  Thereafter         1,112
                                  --------
                                  $ 10,753
                                  ========

9.  Subsequent Events
    -----------------

      On May 15, 1998, the Partnership paid distributions to the Limited and General Partners in the amounts of $297,000 and $3,000, respectively, for the quarter ended March 31, 1998.


Schedule III - Real Estate and Accumulated Depreciation

                                      PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     March 31, 1998
                                                     (In thousands)

                                                Cost
                          Initial Cost to    Capitalized                                                               Life on Which
                          Consolidated       (Removed)                                                                  Depreciation
                               Joint         Subsequent to      Gross Amount at Which Carried at                        in Latest
                               Ventures      Acquisition                      End of Year                               Income
                               Buildings &   Buildings &        Buildings &         Accumulated  Date of      Date      Statement
Description Encumbrances Land  Improvements  Improvements  Land Improvements  Total Depreciation Construction Acquired  is Computed
----------- ------------ ----  ------------  ------------  ---- ------------  ----- ------------ ------------ --------  -----------


Shopping
 Center
Charleston,
 SC            $    -     $4,243    $ 5,669  $ (2,383)     $  2,342    $ 5,187   $ 7,529   $ 1,977    1988    3/10/88   5 - 31.5 yrs

Business
 Center
Pleasanton,
 CA             5,551      3,315     23,337      (211)        3,370     23,071    26,441     8,389    1985    12/24/87  5 - 25 yrs

Apartment
  Complex
Atlanta, GA     6,707      1,702     11,950       345         1,639     12,358    13,997     3,678    1990    3/12/90   10 -27.5 yrs
              -------    -------    -------  -------        -------    -------   -------   -------
              $12,258     $9,260    $40,956  $ (2,249)      $ 7,351    $40,616   $47,967   $14,044
              =======     ======    =======  ========       =======    =======   =======   =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal income  tax  purposes  is  approximately  $54,730.

(B) See Notes 6 and 7 to the Financial  Statements for a description of the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                               1997         1996       1995
                                                               ----         ----       ----

  Balance at beginning of period                            $  47,369   $  50,204    $ 49,783
  Acquisitions and improvements                                   598         444         421
  Write off due to permanent impairment (see Note 2)                -      (3,279)          -
                                                            ---------   ---------    --------

  Balance at end of period                                  $  47,967   $  47,369    $ 50,204
                                                            =========   =========    ========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period                            $  12,155   $  10,781    $  8,895
  Depreciation expense                                          1,889       1,953       1,886
  Write off due to permanent impairment (see Note 2)                -        (579)          -
                                                            ---------   ---------    --------

  Balance at end of period                                  $  14,044   $  12,155    $ 10,781
                                                            =========   =========    ========

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

                         REPORT OF INDEPENDENT AUDITORS






The Partners of
PaineWebber Equity Partners Two Limited Partnership:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1997 and 1996, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                          /s/ERNST & YOUNG LLP
                                          --------------------
                                          ERNST & YOUNG LLP





Boston, Massachusetts
February 18, 1998

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1997 and 1996
                                 (In thousands)

                                     Assets

                                                            1997         1996
                                                            ----         ----
Current assets:
   Cash and cash equivalents                            $     395     $   600
   Accounts receivable, net of allowance for
     doubtful accounts of $45 ($146 in 1996)                  774         637
   Prepaid distribution to venturer                            37           -
   Prepaid expenses                                            28          27
                                                        ---------     -------
      Total current assets                                  1,234       1,264

Operating investment properties:
   Land                                                    15,222      15,222
   Buildings, improvements and equipment                   61,649      59,902
   Construction in progress                                 3,161       2,528
                                                        ---------     -------
                                                           80,032      77,652
   Less accumulated depreciation                          (25,130)    (22,250)
                                                        ---------     -------
                                                           54,902      55,402

Escrowed funds                                              1,144       1,747
Due from affiliates                                           269         269
Deferred expenses, net of accumulated
 amortization of $1,767 ($1,428 in 1996)                    1,635       1,608
Other assets                                                1,319       1,368
                                                        ---------     -------
                                                        $  60,503     $61,658
                                                        =========     =======

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and accrued expenses                $     481     $   372
   Accrued real estate taxes                                2,122       2,017
   Distributions payable to venturers                           -           1
   Current portion - long-term debt                           137         125
                                                        ---------     -------
      Total current liabilities                             2,740       2,515

Tenant security deposits                                      268         265

Subordinated management fee payable to affiliate               50          50

Long-term debt                                              8,720       8,857

Venturers' capital                                         48,725      49,971
                                                        ---------     -------
                                                        $  60,503     $61,658
                                                        =========     =======



                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL

              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----
Revenues:
   Rental income and expense
     reimbursements                         $   9,814    $  9,297    $ 11,844
   Interest and other income                      481         343         330
                                            ---------    --------    --------
                                               10,295       9,640      12,174

Expenses:
   Real estate taxes                            2,323       2,212       2,248
   Depreciation expense                         2,880       2,896       2,756
   Property operating expenses                    641         602         908
   Repairs and maintenance                      1,047         879       1,093
   Management fees                                314         318         459
   Professional fees                              107          82          88
   Salaries                                       634         591         882
   Advertising                                     60          46          71
   Interest expense on long-term debt             661         663       1,535
   Interest on note payable to venturer             -           -         100
   General and administrative                     417         438         564
   Amortization expense                           297         262         948
   Bad debt expense                                 -          45           1
   Other                                           10           8         111
                                            ---------    --------    --------
                                                9,391       9,042      11,764
                                            ---------    --------    --------

Operating income                                  904         598         410

Gains on sale of operating investment
   properties                                      -            -       8,368
                                           ---------     --------    --------

Net income                                        904         598       8,778

Contributions from venturers                    2,160       2,303       1,494

Distributions to venturers                     (4,310)     (3,735)    (19,187)

Venturers' capital, beginning of year          49,971      50,805      59,720
                                            ---------    --------    --------

Venturers' capital, end of year             $  48,725    $ 49,971    $ 50,805
                                            =========    ========    ========












                             See accompanying notes.


                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997        1996        1995
                                                            ----        ----        ----

Cash flows from operating activities:
   Net income                                               $    904    $     598   $   8,778
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                             3,177        3,158       3,704
     Amortization of deferred financing costs                     42           41         169
     Gains on sale of operating investment properties              -            -      (8,368)
     Changes in assets and liabilities:
      Accounts receivable, net                                  (137)          57         228
      Prepaid expenses                                            (1)         (18)          5
      Escrowed funds                                              43           20         129
      Deferred expenses                                         (366)        (230)       (269)
      Other assets                                                49          172          16
      Accounts payable and accrued expenses                      109          102        (144)
      Accounts payable - affiliates                                -          (21)          6
      Tenant security deposits                                     3           12          75
      Accrued real estate taxes                                  105          (30)       (262)
                                                            --------    ---------   ---------
          Total adjustments                                    3,024        3,263      (4,711)
                                                            --------    ---------   ---------
           Net cash provided by operating activities           3,928        3,861       4,067
                                                            --------    ---------   ---------

Cash flows from investing activities:
   Additions to operating investment properties               (2,380)      (2,206)     (2,044)
   Proceeds from sales of operating
     investment properties                                         -            -      15,542
   Selling costs from sale                                         -         (190)       (587)
   Increase in restricted cash                                   560          (18)       (550)
                                                            --------    ---------   ---------
           Net cash (used in) provided by
               investing activities                           (1,820)      (2,414)     12,361
                                                            --------    ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                        -            -       3,829
   Principal payments on long-term debt                         (125)        (115)       (891)
   Repayment of partner advances                                   -            -         (86)
   Repayment of note payable to partner                            -            -      (1,000)
   Distributions to venturers                                 (4,348)      (3,786)    (19,241)
   Capital contributions from venturers                        2,160        2,303       1,494
   Payment of deferred loan costs                                  -            -         (31)
                                                            --------    ---------   ---------
           Net cash used in financing activities              (2,313)      (1,598)   (15,926)
                                                            --------    ---------   ---------

Net (decrease) increase in cash and cash equivalent             (205)        (151)        502
Cash and cash equivalents, beginning of year                     600          751         249
                                                            --------    ---------   ---------
Cash and cash equivalents, end of year                      $    395    $     600   $     751
                                                            ========    =========   =========

Cash paid during the year for interest                      $    791    $     801   $   1,071
                                                            ========    =========   =========

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Organization
    ------------

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

      The financial statements of the Combined Joint Ventures have been prepared based on the periods that EP2 held an interest in the individual joint ventures. The dates of EP2's acquisition of interests in the joint ventures are as follows:
                                                       Date of Acquisition
                  Joint Venture                        of Interest
                  -------------                        -----------

            Chicago-625 Partnership                   December 16, 1986
            Richmond Gables Associates                September 1, 1987
            Daniel/Metcalf Associates Partnership     September 30, 1987
            TCR Walnut Creek
                 Limited Partnership                  December 24, 1987 (1)
            Portland Pacific Associates               January 12, 1988 (2)

      (1)On December 29, 1995, the TCR Walnut Creek Limited Partnership sold its operating investment property. The joint venture was liquidated during 1996.

      (2)On  November  2,  1995,   Portland  Pacific  Associates  sold  its  two
         operating  investment  properties.   Portland  Pacific  Associates  was
         liquidated during 1996.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

      Use of estimates
      ----------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended December 31, 1997. Actual results could differ from the estimates and assumptions used.

      Deferred expenses
      -----------------

      Deferred expenses include capitalized debt issuance costs which are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related loans. Amortization of deferred loan costs is included in interest expense on the accompanying statement of income. Deferred expenses also include organization costs which are being amortized over 5 years and lease commissions and rental concessions which are being amortized over the life of the applicable leases.

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

      Fair value of financial instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and escrowed funds approximate their respective fair values at December 31, 1997 and 1996 due to the short-term maturities of such instruments. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

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

     Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful lives of the operating investment properties, generally 5 years for the equipment and fixtures and 31.5 years for the buildings and improvements. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording an additional annual depreciation charge of $350,000 in 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. Such an annual charge will continue to be recorded in future periods. The Combined Joint Ventures capitalized property taxes and interest incurred during the construction period of the projects along with the costs of identifiable improvements. The Combined Joint Ventures also capitalized certain acquisition, construction and guaranty fees paid to affiliates. In certain circumstances the carrying values of the operating properties have been adjusted for mandatory payments received from venture partners.

3.  Joint Ventures
    -------------

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

      c.  Daniel/Metcalf Associates Partnership
          -------------------------------------

      The joint venture owns and operates the Gateway Plaza Shopping Center (formerly Loehmann's Plaza), a 142,000 square foot shopping center located in Overland Park, Kansas.

      d.  TCR Walnut Creek Limited Partnership
          ------------------------------------

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

      As of December 31, 1997, the co-venturer in the Daniel/Metcalf Associates Partnership is obligated to make additional capital contributions of at least $89,000 (subject to adjustment pending the venture partners' determination of an additional amount, if any, of working capital reserves to be funded by the co-venturer) with respect to cumulative unfunded shortfalls in EP2's preferred return through September 30, 1990. Such additional capital contributions are not recorded as a receivable in the accompanying financial statements.

4.  Related Party Transactions
    --------------------------

      The Combined Joint Ventures originally entered into property management agreements with affiliates of the co-venturers, cancellable at EP2's option upon the occurrence of certain events. The management fees are equal to 3.5%-5% of gross receipts, as defined in the agreements. Affiliates of certain co-venturers also receive leasing commissions with respect to new leases acquired.

      The related property manager for the 625 North Michigan property leases space in the property under a lease agreement extending through October 31, 2001. The 1997, 1996 and 1995 revenues include $178,000, $175,000 and $236,000, respectively, relating to this lease.

5.  Capital Reserves
    ----------------

      The joint venture agreements generally provide that reserves for future capital expenditures be established and administered by affiliates of the co-venturers. The co-venturers are to pay periodically into the reserve (as defined) as funds are available after paying all expenses and the EP2 preferred distribution. No contributions were made to the reserves in 1997, 1996 or 1995.

6.  Rental Revenues
    ---------------

      Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements.

      Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                  1998           $   6,873
                  1999               6,617
                  2000               6,034
                  2001               3,867
                  2002               2,699
                  Thereafter         5,876
                                 ---------
                                 $  31,966
                                 =========

      Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $2,234,000, or 44%, of the rental revenue generated by that property for 1997.

7.  Long-Term Debt
    --------------

      Long term debt payable at December 31, 1997 and 1996 consists of the following (in thousands):

                                                       1997         1996
                                                       ----         ----

     9.04%  mortgage  note payable to an
     insurance  company  secured  by the
     Gateway Plaza operating  investment
     property. The loan requires monthly
     principal and interest  payments of
     $34  through  maturity  on February
     15, 2003 (see discussion  below).                 $ 3,862     $ 3,915

     8.72%  mortgage  note payable to an
     insurance  company  secured  by the
     The  Gables  operating   investment
     property. The loan requires monthly
     principal and interest  payments of
     $43 through maturity on October 15,
     2001 (see discussion below).                        4,995       5,067
                                                       -------     -------
                                                         8,857       8,982

     Less:  current  portion                              (137)       (125)
                                                       -------     -------
                                                       $ 8,720     $ 8,857
                                                       =======     =======

      On November 7, 1994, a mortgage note payable was obtained by Richmond Gables Associates in the initial principal amount of $5,200,000. The mortgage payable is secured by a deed of trust on the venture's operating investment property and a collateral assignment of the venture's interest in the leases. The net proceeds from this mortgage note payable were remitted directly to EP2 per the agreement of the partners. EP2 used the proceeds of the loan in conjunction with the repayment of the encumbrances described in Note 8. The fair value of this mortgage note approximated its carrying value as of December 31, 1997 and 1996.

      On January 27, 1995 the Gateway Plaza joint venture obtained a first mortgage loan, secured by the operating investment property, in the initial principal amount of $4,000,000. The proceeds of the loan were used to repay, in full, a $700,000 mortgage loan outstanding at December 31, 1994 and to establish a renovation and occupancy escrow in the amount of $550,000. The remainder of the proceeds, along with additional funds contributed by EP2, were used to repay, in full, the borrowing described in Note 8. The new first mortgage loan bears interest at an annual rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. On October 10, 1997, the renovation and occupancy escrow of $550,000 plus interest of $60,000 was released by the lender to EP2. At December 31, 1997 and 1996, the fair value of the mortgage note payable approximated its carrying value based on an estimate of the current market interest rate which would have been charged if the borrowing had been originated as of such dates.

      The closing of the Gateway Plaza financing transaction described above was executed in conjunction with an amendment to the Joint Venture Agreement. The purpose of the amendment was to establish the portion of the new first mortgage loan which was used to repay the borrowing of EP2 described in Note 8 ("the PWEP Component") as the sole responsibility of EP2. Accordingly, any debt service payments attributable to the PWEP Component will be deducted from PWEP's share of operating cash flow distributions or sale or refinancing proceeds. Furthermore, all expenses associated with such portion of the new borrowing will be specifically allocated to PWEP. PWEP has agreed to indemnify the joint venture and the co-venturer against all losses, damages, liabilities, claims, costs, fees and expenses incurred in connection with the PWEP Component of the first mortgage loan. The portion of the new first mortgage loan which was used to repay the venture's $700,000 mortgage loan and to establish the Renovation and Occupancy Escrow will be treated as a joint venture borrowing subject to the terms and conditions of the original Joint Venture Agreement.

      The scheduled annual principal payments to retire long-term debt are as follows (in thousands):

                  1998             $     137
                  1999                   150
                  2000                   163
                  2001                 4,810
`                 2002                    82
                  Thereafter           3,515
                                   ---------
                                   $   8,857
                                   =========

8.  Encumbrances on Operating Investment Properties
    -----------------------------------------------

      Under the terms of the joint venture agreements, EP2 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. EP2 (together in one instance with an affiliated partnership) had exercised its options pursuant to this arrangement by issuing certain zero coupon notes between April and June of 1988. The operating investment properties of all of the Combined Joint Ventures had been pledged as security for these loans which were scheduled to mature in 1995. During calendar 1994, the portion of the zero loans secured by Treat Commons, The Gables, Richmond Park and Richland Terrace properties were repaid in full from the proceeds of new mortgage loans obtained by certain of the joint ventures as described in Note 7. On February 10, 1995 the zero coupon note secured by Gateway Plaza, due to mature in June of 1995, was repaid in full with the proceeds of a loan obtained by this joint venture (see Note 7).

      The zero coupon loan secured by the 625 North Michigan Office Building had required that if the loan ratio, as defined, exceeded 80%, then EP2, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed EP2 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, EP2 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether EP2 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,342,000, which was funded by EP2 and its affiliated partnership in the ratios of 59% and 41%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. Under the terms of the modification and extension agreement, this loan remains a direct obligations of EP2 and its affiliate and, therefore, is not reflected in the accompanying financial statements. EP2 is required to make all loan payments and has indemnified the joint venture and the other partners against all liabilities, claims and expenses associated with this borrowing. At December 31, 1997, the aggregate indebtedness of EP2 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,644,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from EP2 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheets.

9.  Property Renovation
    -------------------

      During 1997 and 1996, the Gateway Plaza joint venture incurred certain architectural, engineering and other costs relating to a major renovation of its operating property. These costs have been capitalized and are included in the construction in progress account in the accompanying balance sheet. The total cost of the renovation has amounted to approximately $3,200,000 as of December 31, 1997. EP2 is expected to make additional capital contributions, as needed, sufficient to cover the cost of this renovation.




Schedule III - Real Estate and Accumulated Depreciation

                                               COMBINED JOINT VENTURES OF
                                  PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1997
                                                     (In thousands)

                                              Cost
                          Initial Cost to    Capitalized                                                               Life on Which
                             Combined        (Removed)                                                                 Depreciation
                            Joint           Subsequent to  Gross Amount at Which Carried at                            in Latest
                           Ventures         Acquisition            End of Year                                         Income
                               Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description Encumbrances Land Improvements Improvements  Land Improvements   Total Depreciation Construction Acquired is Computed
 ----------- ------------ ---- ------------ ------------  ---- ------------   ----- ------------ ------------ -------- -----------

 COMBINED JOINT VENTURES:
Office Building
 Chicago, IL     $ 15,644  $ 8,112    $35,682   $ 7,785    $ 8,112  $43,467   $51,579   $17,693    1968       12/16/86  5 -17 yrs

Shopping Center
 Overland Park,
  KS                3,862    6,265      8,874     4,526      6,215   13,450    19,665     3,577    1980       9/30/87   7 - 31.5yrs

Apartment Complex
 Richmond, VA       4,995      963      7,906       (81)       895    7,893     8,788     3,860    1987       9/1/87    10 -27.5 yrs
                 --------  -------    -------   -------    ------- --------   ------    -------

                 $ 24,326  $15,340    $52,462   $12,230    $15,222  $64,810   $80,032   $25,130
                 ========  =======    =======   =======    =======  =======   =======   =======
Notes
(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal  income tax  purposes is  approximately $77,601.
(B) See Notes 7 and 8 to the Combined  Financial  Statements for a description of the terms of the debt  encumbering the properties.
(C) Reconciliation of real estate owned:
                                                  1997        1996        1995
                                                  ----        ----        ----

  Balance at beginning of period              $ 77,652   $  75,772   $  92,328
  Acquisitions and improvements                  2,380       2,206       2,044
  Decrease due to sales                              -           -     (18,600)
  Write-offs due to disposals                        -        (326)          -
                                              --------   ---------   ---------
  Balance at end of period                    $ 80,032   $  77,652   $  75,772
                                              ========   =========   =========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period              $ 22,250   $  19,680   $  20,971
  Depreciation expense                           2,880       2,896       2,756
  Decrease due to sales                              -           -      (4,047)
  Write-offs due to disposals                        -        (326)          -
                                              --------   ---------   ---------
  Balance at end of period                    $ 25,130   $  22,250   $  19,680

                                              ========   =========   =========