Form 10-Q
period 1998-06-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1998-08-12
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from______ to _______.

                         Commission File Number: 0-15705


            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
            ---------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Virginia                                          04-2918819
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                          02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     June 30    March 31
                                                     -------    --------
Operating investment properties:
   Land                                            $   7,351   $   7,351
   Building and improvements                          40,660      40,616
                                                   ---------   ---------
                                                      48,011      47,967
   Less accumulated depreciation                     (14,540)    (14,044)
                                                   ---------   ---------
                                                      33,471      33,923

Investments in unconsolidated joint ventures,
  at equity                                           30,031      30,237
Cash and cash equivalents                              6,140       6,202
Escrowed cash                                            533         398
Accounts receivable                                      296         236
Prepaid expenses                                          14          31
Deferred rent receivable                                 711         737
Net advances to consolidated ventures                    422           -
Deferred expenses, net                                   486         510
                                                   ---------   ---------
                                                   $  72,104   $  72,274
                                                   =========   =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $     598   $     427
Net advances from consolidated ventures                    -         115
Tenant security deposits                                 119         111
Bonds payable                                          2,171       2,171
Mortgage notes payable                                19,295      19,369
Other liabilities                                        331         331
Partners' capital                                     49,590      49,750
                                                   ---------   ---------
                                                   $  72,104   $  72,274
                                                   =========   =========







                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the three months ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                                      1998          1997
                                                      ----          ----
Revenues:
   Rental income and expense reimbursements      $  1,256        $ 1,352
   Interest and other income                          113            100
                                                 --------        -------
                                                    1,369          1,452

Expenses:
   Property operating expenses                        315            421
   Depreciation and amortization                      522            519
   Interest expense                                   477            473
   Real estate taxes                                  136            136
   General and administrative                         120             94
                                                 --------        -------
                                                    1,570          1,643
                                                 --------        -------
Operating loss                                       (201)          (191)

Partnership's share of unconsolidated
  ventures' income                                    341             54
                                                 --------        -------

Net income (loss)                                $    140        $  (137)
                                                 ========        =======

Net income (loss) per 1,000 Limited
  Partnership Units                              $   1.03        $ (1.01)
                                                 ========        =======

Cash distributions per 1,000 Limited
  Partnership Units                              $   2.21        $  2.21
                                                 ========        =======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.







                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                    General    Limited
                                                    Partners   Partners
                                                    --------   --------

Balance at March 31, 1997                           $   (539)  $  51,752
Cash distributions                                        (3)       (297)
Net loss                                                  (2)       (135)
                                                    --------   ---------
Balance at June 30, 1997                            $   (544)  $  51,320
                                                    ========   =========

Balance at March 31, 1998                           $   (554)  $  50,304
Cash distributions                                        (3)       (297)
Net income                                                 1         139
                                                    --------   ---------
Balance at June 30, 1998                            $   (556)  $  50,146
                                                    =========  =========























                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                         1998        1997
                                                         ----        ----
Cash flows from operating activities:
   Net income (loss)                                $    140     $   (137)
   Adjustments to reconcile net income (loss) to
      net cash (used in) provided by
      operating activities:
     Partnership's share of unconsolidated
      ventures' income                                  (341)         (54)
     Depreciation and amortization                       522          519
     Amortization of deferred financings costs            10           10
     Changes in assets and liabilities:
      Escrowed cash                                     (135)         (63)
      Accounts receivable                                (60)        (104)
      Prepaid expenses                                    17           15
      Deferred rent receivable                            26           25
      Deferred expenses                                  (12)          (2)
      Accounts payable and accrued expenses              171          223
      Advances (to) from consolidated ventures          (537)          38
      Tenant security deposits                             8          (47)
                                                    --------     --------
        Total adjustments                               (331)         560
                                                    --------     --------
        Net cash (used in) provided by
          operating activities                          (191)         423
                                                    --------     --------

Cash flows from investing activities:
   Distributions from unconsolidated ventures            740          456
   Additional investments in unconsolidated ventures    (193)        (513)
   Additions to operating investment properties          (44)         (26)
                                                    --------     --------
        Net cash provided by (used in) investing
          activities                                     503          (83)
                                                    --------     --------

Cash flows from financing activities:
   Distributions to partners                            (300)        (300)
   Repayment of principal on long term debt              (74)        (168)
                                                    --------     --------
        Net cash used in financing activities           (374)        (468)
                                                    --------     --------

Net decrease in cash and cash equivalents                (62)        (128)
Cash and cash equivalents, beginning of period         6,202        5,322
                                                    --------     --------
Cash and cash equivalents, end of period            $  6,140     $  5,194
                                                    ========     ========

Cash paid during the period for interest            $    467     $    463
                                                    ========     ========

                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                Notes to Consolidated Financial Statements
                                   (Unaudited)


1.    General
      -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the three months ended June 30, 1998 and 1997 is $58,000 and $59,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended June 30, 1998 and 1997 is $4,000 and $6,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of June 30, 1998 and 1997, the Partnership had investments in three unconsolidated joint venture partnerships which own operating investment properties as described further in the Partnership's Annual Report. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

      Subsequent to the end of the first quarter, on July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership held an interest, sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between the Partnership and its co-venture partner in accordance with the terms of The Gables joint venture agreement. The Partnership received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, the Partnership prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of The Gables property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of a very favorable selling price. In addition, management was concerned that the rate of job and population growth in the Richmond, Virginia area could lead to an increase in new development activity in the near future. The Partnership distributed the $5,153,000 of net sales proceeds from the sale of The Gables, along with an amount of cash reserves that exceeded expected future requirements, in the form of a special distribution totalling approximately $5,243,000, or $39 per original $1,000 investment, which was paid on July 20, 1998.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)

                                                       1998        1997
                                                       ----        ----
Revenues:
   Rental revenues and expense recoveries           $ 2,613      $2,363
   Interest and other income                             21          25
                                                    -------      ------
                                                      2,634       2,388

Expenses:
   Property operating expenses                          663         805
   Real estate taxes                                    426         503
   Interest expense                                     207         204
   Depreciation and amortization                        824         790
                                                    -------      ------
                                                      2,120       2,302
                                                    -------      ------
Net income                                          $   514      $   86
                                                    ========     ======
Net income:
   Partnership's share of combined income           $   355      $   68
   Co-venturers' share of combined income               159          18
                                                    -------      ------
                                                    $   514      $   86
                                                    =======      ======

               Reconciliation of Partnership's Share of Operations For the three months ended June 30, 1998 and 1997
                                 (in thousands)

                                                       1998        1997
                                                       ----        ----
   Partnership's share of operations,
       as shown above                               $   355     $    68
   Amortization of excess basis                         (14)        (14)
                                                    -------     -------
   Partnership's share of unconsolidated
       ventures' income                             $   341     $    54
                                                    =======     =======

4.    Operating Investment Properties
      -------------------------------

      The Partnership's balance sheets at June 30, 1998 and March 31, 1998 include three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury
Commons  Apartments  is a  204-unit  residential  apartment  complex  located in
Atlanta,   Georgia.   The  West  Ashley  Shoppes  Shopping  Center  consists  of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and the West Ashley Shoppes Shopping Center for the three months ended March 31, 1998 and 1997 (in thousands):

                                                      1998        1997
                                                      ----        ----
      Property operating expenses:
        Repairs and maintenance                    $     78     $   156
        Utilities                                        41          53
        Salaries and related costs                       61          60
        Insurance                                        16          16
        Management fees                                  35          47
        Administrative and other                         84          89
                                                   --------     -------
                                                   $    315     $   421
                                                   ========     =======
5.   Bonds Payable
     -------------

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

6.    Mortgage Notes Payable
      ----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at June 30, 1998 and March 31, 1998 consist of the following (in thousands):
                                                June 30           March 31
                                                -------           --------
     9.125% mortgage note payable by the
     Partnership to an insurance company
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  The  loan  requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.   In   addition,   the   loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     June 30, 1998 and March 31, 1998.           $   9,245       $    9,282

     8.75%  mortgage note payable by the
     consolidated     Atlanta     Asbury
     Partnership to an insurance company
     secured  by  the   Asbury   Commons
     operating investment property.  The
     loan requires monthly principal and
     interest  payments  of $55  through
     maturity on October 15,  2001.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     and March 31, 1998 and December 31,
     1997.                                           6,682            6,707

     9.04%  mortgage note payable by the
     consolidated      Hacienda     Park
     Associates to an insurance  company
     secured by the Saratoga  Center and
     EG&G  Plaza  operating   investment
     property. The loan requires monthly
     principal and interest  payments of
     $36 through maturity on January 20,
     2002.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying  value at March  31,  1998
     and December 31, 1997.                          3,368            3,380
                                                  --------         --------
                                                  $ 19,295         $ 19,369
                                                  ========         ========

      On November 7, 1994, the Partnership repaid certain outstanding zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan obtained by Richmond Gables Associates and secured by The Gables Apartments. The new $5.2 million loan bears interest at 8.72% and matures in 7 years. The loan requires monthly principal and interest payments of $43,000. On February 10, 1995, the Partnership repaid an outstanding zero coupon loan secured by Gateway Plaza (formerly Loehmann's Plaza), of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Gateway Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loans secured by the Gables and Gateway Plaza properties rests with the respective unconsolidated joint ventures. Accordingly the mortgage loan liabilities are recorded on the books of these unconsolidated joint ventures. The Partnership has indemnified Richmond Gables Associates and Daniel/Metcalf Associates Partnership and the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to sell the Partnership's remaining operating investment properties. As a result, management is currently focusing on potential disposition strategies for the six remaining investments in the Partnership's portfolio. As part of that plan, as discussed further below, The Gables Apartments was marketed for sale during the quarter ended June 30, 1998 and sold subsequent to the quarter-end. In addition, the Partnership has begun the process of marketing the Hacienda Business Park property for sale. With regard to the four remaining properties, the Partnership is working with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property while at the same time exploring potential sale opportunities. These programs include pursuing a new leasing opportunity at 625 North Michigan Avenue, which is noted below, completing leasing programs currently underway at Gateway Plaza and West Ashley Shoppes, and improving operating efficiency and implementing property enhancements at the Asbury Commons Apartments. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 years.

      Subsequent to the end of the first quarter, on July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership held an interest, sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between the Partnership and its co-venture partner in accordance with the terms of The Gables joint venture agreement. The Partnership received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, the Partnership prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of The Gables property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of a very favorable selling price. In addition, management was concerned that the rate of job and population growth in the Richmond, Virginia area could lead to an increase in new development activity in the near future. The Partnership distributed the $5,153,000 of net sales proceeds from the sale of The Gables, along with an amount of cash reserves that exceeded expected future requirements, in the form of a special distribution totalling approximately $5,243,000, or $39 per original $1,000 investment, which was paid on July 20, 1998.

      The four buildings comprising the Hacienda Business Park investment property in Pleasanton, California, were 90% leased to four tenants as of June 30, 1998. The overall Pleasanton market remains strong with increasing rental rates and a low vacancy level. The existing rental rates on the leases at Hacienda Park are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership would be expected to achieve a materially higher sale price for the Hacienda Park property as the existing leases with below-market rental rates approach their expiration dates. The Partnership had been planning to hold the Hacienda Park property over the near term in order to capture this expected increase in value. However, during the quarter ended September 30, 1997, a 51,683 square foot tenant occupying 28% of the property's leasable area relocated from Hacienda Business Park and consolidated its operations into a newly-constructed building in the local market. This tenant has several leases with expiration dates in 1998, 1999 and 2001 and fully leases one of the four buildings comprising the Hacienda Park investment plus 10,027 square feet in an adjoining building. While this tenant has the right to sublease the space, subject to various approval rights, it remains responsible for rental payments and its contractual share of operating expenses until the leases expire. During the fourth quarter of fiscal 1998, the Partnership accepted a net payment of $34,000 from this tenant in return for a release from all of the tenant's obligations under the 10,027 square foot lease that was scheduled to expire in January 2001. In addition, this tenant waived its sub-lease and renewal rights on the remaining five leases which expire within the next 12 months. This lease termination agreement is expected to provide the property's leasing team with more flexibility in re-leasing the space and may provide the Partnership with an opportunity to capture a significant portion of the expected increase in the value of Hacienda Park sooner than had been anticipated. In light of this situation, and given the current strength of the local market conditions, during the quarter ended June 30, 1998 management interviewed potential real estate brokers and selected a national real estate firm that is a leading seller of R&D/office properties. A marketing package was subsequently finalized, and comprehensive sales efforts began in June.

      The 625 North Michigan Office Building in Chicago, Illinois, was 95% leased and 87% occupied at June 30, 1998, compared to 88% leased and occupied at the end of the prior quarter. As discussed further in the Annual Report, the property's leasing team had been negotiating a lease with a prospective new tenant which would occupy approximately 22,000 square feet of space. During the quarter ended June 30, 1998, a lease was signed with this prospective tenant for 24,276 square feet. The space is now being renovated in preparation for the tenant's expected occupancy in September 1998. In addition, subsequent to the quarter-end a lease was signed with an existing tenant that occupies approximately 8,000 square feet. This tenant will relocated and expand into a total of 10,200 square feet. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the City. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significant positive effect on the market value of the 625 North Michigan property. During the quarter ended June 30, 1998, preliminary approval was received from the City to enclose the arcade sections of the first floor of the 625 North Michigan building, which opens the way for this potential retail development. Formal approval is expected to be received at the September meeting of the City Council. Now that this preliminary approval has been obtained, the Partnership is exploring potential sale opportunities for this property.

      Gateway Plaza Shopping Center (formerly Loehmann's Plaza Shopping Center) in Overland Park, Kansas was 94% leased and 92% occupied as of June 30, 1998. As previously reported, the property's leasing team signed a 13,410 square foot lease, representing 9% of the Center's leasable area, with Gateway 2000 Country Stores to occupy the former Loehmann's space. Gateway 2000 Country Stores, a manufacturer and retailer of personal computers, opened its new store on June 30, 1997. The property's management team reports that customer traffic levels in the Center have increased since the openings of both the 13,410 square foot Gateway store and the re-opening of the expanded 13,000 square foot Alpine Hut store during the first quarter of fiscal 1998. During the third quarter of fiscal 1998, negotiations were finalized with a tenant which will occupy 4,980 square feet. This leasing was partially offset when one tenant occupying 1,018 square feet moved from the Center. During the remainder of calendar year 1998, only one lease comes up for renewal. The tenant, which occupies 1,557 square feet, is expected to renew its lease.

      As previously reported, in the second quarter of fiscal 1998 the leasing team at the West Ashley Shoppes Shopping Center signed a lease for the previously vacant 36,416 square foot former Children's Palace space. Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. This anchor space at West Ashley Shoppes had been vacant for the past six and a half years. The new tenant, Waccamaw, a national home goods retailer, opened its new store in March 1998 which brought the occupancy level at the property up to 95%. As Waccamaw should generate significant additional customer traffic into the Center, the leasing team anticipates stronger interest from prospective tenants for the remaining available 7,650 square feet of shop space.

      As discussed in the Annual Report, management discovered the existence of certain potential construction problems at the Asbury Commons Apartments during fiscal 1997. The initial analysis of the construction problems at Asbury Commons revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. During the third quarter of fiscal 1998, bid application packages were distributed to pre-qualified contractors. The construction contracts were executed during the fourth quarter, and the repair and replacement work has commenced. This work is expected to be completed by late fall 1998. During the first quarter of fiscal 1998, the Partnership filed a warranty claim against the manufacturer of the wood-composite siding used throughout Asbury Commons. During the second quarter, the Partnership filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. During the quarter ended June 30, 1998, the manufacturer of the roofing shingles agreed to provide the Partnership with the materials to replace the existing roofing shingles. While there can be no assurances regarding the Partnership's ability to successfully recover any further damages relating to the siding and roofing shingles, the Partnership will diligently pursue these and other potential recovery sources. During the fourth quarter of fiscal 1998, the Partnership reached a settlement agreement with the original developer of the Asbury Commons property whereby the original developer agreed to pay the Partnership $200,000. Under the terms of this agreement, the Partnership received a payment of $100,000 during the fourth quarter of 1998, and received a final payment of $100,000 during the current quarter. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any additional recoveries are realized.

      The average occupancy level at the Asbury Commons Apartments was 92% for the quarter ended June 30, 1998, compared to 91% for the prior quarter and 84% for the same period one year ago. In March 1997, a national property management firm was hired to take over management at Asbury Commons effective April 1, 1997. The property's management and leasing team is confident that the property will perform at average occupancies similar to comparable properties in the market, including newly constructed communities, once the repair program discussed above has been completed. The team has also indicated that effective rents can be increased at Asbury Commons through improved signage, targeted advertising and promotion, and selected unit interior upgrades. In order to attract prospective tenants, the property's management and leasing team has undertaken a number of marketing efforts which are expected to increase the number of prospective tenants looking to lease units at the property and retain as much of the existing resident base as possible. These efforts include the targeting of potential tenants at area corporations and relocation departments. In order to minimize tenant turnover, modest rental rate increases of 2% are being implemented as current leases are renewed. The property leasing team discontinued the use of concessions and specials during the current quarter.

      At June 30, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $6,140,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties including the anticipated construction repair work at Asbury Commons and the capital needs of the Partnership's commercial properties (as discussed further above) and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      The Partnership reported a net income of $140,000 for the three months ended June 30, 1998, as compared to net loss of $137,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is attributable to an increase in the Partnership's share of unconsolidated ventures' income which was partially offset by an increase in the Partnership's operating loss.

      The Partnership's share of unconsolidated ventures' income increased by $287,000 primarily due to increases in combined rental income and declines in combined property operating expenses and real estate taxes. Rental revenues and expense recoveries at the 625 North Michigan, Gateway Plaza and Gables Apartments properties increased by $135,000, $84,000 and $31,000, respectively, mainly due to increases in the average occupancy levels at each property for the current three-month period. The decrease in property operating expenses resulted mainly from declines in repairs and maintenance costs at 625 North Michigan and declines in salaries and management fees at The Gables Apartments, which resulted from a change in the property management team and fee structure. Real estate taxes decreased largely due to a increase in the real estate tax refund received during the current year at 625 North Michigan as compared to the same period in fiscal 1998. Increases in depreciation and amortization at 625 North Michigan and Gateway Plaza partially offset the above favorable results. The increases were the result of recent capital improvements at both properties.

      The Partnership's operating loss increased by $10,000, when compared to the same period in the prior year, due to a decrease in total revenues of $83,000 which was partially offset by a decrease in total expenses of $73,000. The decrease in the Partnership's revenues consisted of a $96,000 decline in rental income from the consolidated joint ventures which was partially offset by a $13,000 increase in interest and other income. Rental income decreased mainly due to declines in rental income at the consolidated Hacienda Park and West Ashley Shoppes joint ventures which was partially offset by an increase in rental income at the consolidated Asbury Commons joint venture. Rental income at Hacienda Park decreased mainly due to the timing in billing of the annual real estate tax reimbursements. Rental income decreased at West Ashley Shoppes due to substantial decreases in common area maintenance and real estate tax reimbursements. Rental income increased at Asbury Commons due to a increase in average occupancy. Interest and other income increased mainly as a result of an increase in interest income due to a higher average invested cash reserve balance during the current three-month period. The decrease in total expenses is mainly attributable to a decrease in repairs and maintenance expenses at the consolidated Asbury Commons and Hacienda Park joint ventures of $62,000 and $11,000, respectively.

                                     PART II
                                Other Information

Item 1. Legal Proceedings      NONE

Item 2. through 5.             NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated July 2, 1998 was filed subsequent to the end of the current quarter to report the sale of The Gables at Erin Shades Apartments and is hereby incorporated herein by reference.

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


                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP


                             By:  Second Equity Partners, Inc.
                                  ----------------------------
                                  Managing General Partner



                             By:  /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and
                                  Chief Financial Officer






Dated:  August 11, 1998