Form 10-Q
period 1998-09-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1998-11-10
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


                         Commission File Number: 0-15705


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
              -----------------------------------------------------
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

            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 September 30   March 31
                                                 ------------   --------
Operating investment properties:
   Land                                           $    7,351  $    7,351
   Building and improvements                          40,982      40,616
                                                  ----------  ----------
                                                      48,333      47,967
   Less accumulated depreciation                     (15,034)    (14,044)
                                                  ----------  ----------
                                                      33,299      33,923

Investments in unconsolidated joint ventures,
   at equity                                          30,494      30,237
Cash and cash equivalents                              5,424       6,202
Escrowed cash                                            611         398
Accounts receivable                                      223         236
Prepaid expenses                                           3          31
Deferred rent receivable                                 686         737
Net advances to consolidated ventures                    792           -
Deferred expenses, net                                   487         510
                                                  ----------  ----------
                                                  $   72,019  $   72,274
                                                  ==========  ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      570  $      427
Net advances from consolidated ventures                    -         115
Tenant security deposits                                  87         111
Bonds payable                                          2,118       2,171
Mortgage notes payable                                19,219      19,369
Other liabilities                                        331         331
Partners' capital                                     49,694      49,750
                                                  ----------  ----------
                                                  $   72,019  $   72,274
                                                  ==========  ==========







                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three and six months ended September 30, 1998 and 1997
                (Unaudited) (In thousands, except per Unit data)

                                  Three Months Ended      Six  Months Ended
                                      September 30,          September 30,
                                  ------------------      -----------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
Revenues:
   Rental income and expense
     reimbursements                $1,367     $1,210       $2,623   $2,562
   Interest and other income          173        100          286      200
                                  -------     ------       ------   ------
                                    1,540      1,310        2,909    2,762

Expenses:
   Property operating expenses        319        283          634      704
   Depreciation and amortization      529        531        1,051    1,050
   Interest expense                   479        475          956      948
   Real estate taxes                  137        135          273      271
   General and administrative         138        195          258      289
                                  -------     ------       ------   ------
                                    1,602      1,619        3,172    3,262
                                  -------     ------       ------   ------
Operating loss                        (62)      (309)        (263)    (500)

Partnership's share of gain on
   sale of unconsolidated
   operating investment property    5,848          -        5,848        -

Partnership's share of
  unconsolidated ventures'
  income (losses)                   (139)        168          202      222
                                 -------      ------       ------   ------

Net income (loss)                $ 5,647      $ (141)      $5,787   $ (278)
                                 =======      ======       ======   ======

Net income (loss) per 1,000
  Limited Partnership Unit       $ 41.59      $(1.04)      $42.62   $(2.05)
                                 =======      ======       ======   ======

Cash distributions per 1,000
  Limited Partnership Unit       $ 41.21      $ 2.21       $43.42   $ 4.42
                                 =======      ======       ======   ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                   General     Limited
                                                   Partners    Partners
                                                   --------    --------

Balance at March 31, 1997                          $   (539)   $  51,752
Cash distributions                                       (6)        (594)
Net loss                                                 (3)        (275)
                                                   --------    ---------
Balance at September 30, 1997                      $   (548)   $  50,883
                                                   =========   =========

Balance at March 31, 1998                          $   (554)   $  50,304
Cash distributions                                       (6)      (5,837)
Net income                                               58        5,729
                                                   --------    ---------
Balance at September 30, 1998                      $   (502)   $  50,196
                                                   ========    =========























                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       1998         1997
                                                       ----         ----
Cash flows from operating activities:
   Net income (loss)                                $ 5,787     $  (278)
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by
     operating activities:
    Partnership's share of gain on sale of
      unconsolidated operating investment
      property                                       (5,848)          -
     Partnership's share of unconsolidated
      ventures' income                                 (202)       (222)
     Depreciation and amortization                    1,051       1,050
     Amortization of deferred financings costs           14          26
     Changes in assets and liabilities:
      Escrowed cash                                    (213)        (94)
      Accounts receivable                                13         (75)
      Prepaid expenses                                   28           1
      Deferred rent receivable                           51          50
      Deferred expenses                                 (52)        (19)
      Accounts payable and accrued expenses             143         314
      Advances (to) from consolidated ventures         (907)        (81)
      Tenant security deposits                          (24)        (51)
                                                    -------     -------
         Total adjustments                           (5,946)        899
                                                    -------     -------
         Net cash (used in) provided by operating
          activities                                   (159)        621
                                                    -------     -------

Cash flows from investing activities:
   Distributions from unconsolidated ventures         6,445       1,153
   Additional investments in unconsolidated
    ventures                                           (652)       (744)
   Additions to operating investment properties        (366)        (97)
                                                    -------     -------
         Net cash provided by investing
          activities                                  5,427         312
                                                    -------     -------

Cash flows from financing activities:
   Distributions to partners                         (5,843)       (600)
   Repayment of principal on long term debt            (203)       (226)
                                                    -------     -------
         Net cash used in financing activities       (6,046)       (826)
                                                    -------     -------

Net (decrease) increase  in cash and cash
  equivalents                                          (778)        107
Cash and cash equivalents, beginning of period        6,202       5,322
                                                    -------     -------
Cash and cash equivalents, end of period            $ 5,424     $ 5,429
                                                    =======     =======

Cash paid during the period for interest            $   942     $   922
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-and six-month periods ended September 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the six months ended September 30, 1998 and 1997 is $116,000 and $114,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended September 30, 1998 and 1997 is $8,000 and $10,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of September 30, 1998, the Partnership had investments in two unconsolidated joint venture partnerships (three at September 30, 1997) which own operating investment properties as described further in the Partnership's Annual Report. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

     On July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership held an interest, sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between the Partnership and its co-venture partner in accordance with the terms of The
Gables joint venture agreement. The Partnership received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, the Partnership prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. The Partnership distributed the $5,153,000 of net proceeds from the sale of The Gables, along with an amount of cash reserves that exceeded expected future requirements, in the form of a special distribution totalling approximately $5,243,000, or $39 per original $1,000 investment on July 20, 1998. In accordance with the Partnership's policy to recognize significant lag period transactions in the period which they occur, the Partnership accelerated the recognition of the operating results of Richmond Gables Associates during the quarter ended September 30, 1998 and recognized a gain of $5,848,000 on the sale of the Gables operating investment property.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended     Six  Months Ended
                                        June 30,               June 30,
                                    ------------------     ------------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
Revenues:
   Rental revenues and expense
      recoveries                   $2,607    $2,577        $5,220    $4,940
   Interest and other income           31        25            52        50
                                   ------    ------        ------    ------
                                    2,638     2,602         5,272     4,990

Expenses:
   Property operating expenses        733       962         1,396     1,767
   Real estate taxes                  564       564           990     1,067
   Interest expense                   625       192           832       396
   Depreciation and amortization      903       692         1,727     1,482
                                   ------    ------        ------    ------
                                    2,825     2,410         4,945     4,712
                                   ------    ------        ------    ------
Operating income (loss)              (187)      192           327       278

Gain on sale of operating
  investment property               6,433         -         6,433         -
                                   ------    ------        ------    ------

Net income                         $6,246    $  192        $6,760    $  278
                                   ======    ======        ======    ======

                                    Three Months Ended     Six  Months Ended
                                          June 30,               June 30,
                                    ------------------     ------------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
Net income:
   Partnership's share of
     combined income               $ 5,723    $  183       $ 6,078   $   251
   Co-venturers' share of
     combined income                   523         9           682        27
                                   -------    ------       -------   -------
                                   $ 6,246    $  192       $ 6,760   $   278
                                   =======    ======       =======   =======

               Reconciliation of Partnership's Share of Operations
         For the three and six months ended September 30, 1998 and 1997
                                 (in thousands)


                                    Three Months Ended     Six  Months Ended
                                       September 30,          September 30,
                                    ------------------     ------------------
                                     1998       1997        1998      1997
                                     ----       ----        ----      ----

   Partnership's share of
     operations, as shown above     $ 5,723    $  183      $ 6,078   $   251
   Amortization of excess basis         (14)      (15)         (28)      (29)
                                    -------    ------      -------   -------
   Partnership's share of
     unconsolidated ventures'
     net income                     $ 5,709    $  168      $ 6,050   $   222
                                    =======    ======      =======   =======

      The Partnership's share of the net income of the unconsolidated joint ventures is presented as follows in the accompanying statements of operations:

                                    Three Months Ended      Six  Months Ended
                                       September 30,           September 30,
                                    --------------------   ------------------
                                    1998          1997        1998      1997
                                    ----          ----        ----      ----

   Partnership's share of
     unconsolidated ventures'
     income (losses)               $  (139)    $  168      $   202   $   222
   Partnership's share of gain
      on sale of unconsolidated
      operating investment
      property                       5,848          -        5,848         -
                                   -------     ------      -------   -------
                                   $ 5,709     $  168      $ 6,050   $   222
                                   =======     ======      =======   =======

4.    Operating Investment Properties
      ------------------------------

      The Partnership's balance sheets at September 30, 1998 and March 31, 1998 include three operating investment properties owned by joint ventures in which the Partnership has a controlling interest; Saratoga Center and EG&G Plaza, owned by Hacienda Park Associates, the Asbury Commons Apartments, owned by Atlanta Asbury Partnership, and the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Saratoga Center and EG&G Plaza consists of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. Asbury
Commons  Apartments  is a  204-unit  residential  apartment  complex  located in
Atlanta,   Georgia.   The  West  Ashley  Shoppes  Shopping  Center  consists  of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza, Asbury Commons Apartments and the West Ashley Shoppes Shopping Center for the three and six months ended June 30, 1998 and 1997 (in thousands):

                                    Three Months Ended     Six  Months Ended
                                         June 30,               June 30,
                                    ------------------     ------------------
                                      1998       1997        1998      1997
                                      ----       ----        ----      ----
     Property operating expenses:
        Repairs and maintenance     $   104    $   77      $  182     $  233
        Utilities                        43        59          84        112
        Salaries and related costs       53        29         114         79
        Insurance                        17        17          33         33
        Management fees                  40        35          75         82
        Administrative and other         62        66         146        165
                                    -------    ------      ------     ------
                                    $   319    $  283      $  634     $  704
                                    =======    ======      ======     ======

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

6.    Mortgage Notes Payable
      ----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at September 30, 1998 and March 31, 1998 consist of the following (in thousands):
                                                September 30      March 31
                                                ------------      --------

     9.125% mortgage note payable by the
     Partnership to an insurance company
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  The  loan  requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.   In   addition,   the   loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     September  30,  1998 and  March 31,
     1998.                                        $ 9,208          $ 9,282

     8.75%  mortgage note payable by the
     consolidated     Atlanta     Asbury
     Partnership to an insurance company
     secured  by  the   Asbury   Commons
     operating investment property.  The
     loan requires monthly principal and
     interest  payments  of $55  through
     maturity on October 15,  2001.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     and June 30, 1998 and  December 31,
     1997.                                          6,655            6,707

     9.04%  mortgage note payable by the
     consolidated      Hacienda     Park
     Associates to an insurance  company
     secured by the Saratoga  Center and
     EG&G  Plaza  operating   investment
     property. The loan requires monthly
     principal and interest  payments of
     $36 through maturity on January 20,
     2002.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying value at June 30, 1998 and
     December  31,  1997.                           3,356            3,380
                                                  -------          -------
                                                  $19,219          $19,369
                                                  =======          =======

      On November 7, 1994, the Partnership repaid certain outstanding zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan obtained by Richmond Gables Associates and secured by The Gables Apartments. The new $5.2 million loan bore interest at 8.72% and was scheduled to mature in 7 years. As discussed further in Note 3, The Gables Apartments was sold on July 2, 1998 and this mortgage loan was repaid in full. On February 10, 1995, the Partnership repaid an outstanding zero coupon loan secured by Gateway Plaza (formerly Loehmann's Plaza), of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Gateway Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loan secured by the Gateway Plaza property rests with the related unconsolidated joint venture. Accordingly the mortgage loan liability is recorded on the books of the unconsolidated joint venture. The Partnership has indemnified Daniel/Metcalf Associates Partnership and the related co-venture partners against all liabilities, claims and expenses associated with this borrowing.

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

Liquidity and Capital Resources
-------------------------------

     In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to sell the Partnership's remaining operating investment properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. As part of that plan, as discussed further below, The Gables Apartments was marketed for sale during the quarter ended June 30, 1998 and sold during the quarter ended September 30, 1998. In addition, during the first quarter the Partnership began the process of marketing the Hacienda Business Park property for sale. As discussed further below, this property is currently under agreement for a sale transaction that is expected to close during the third quarter. With regard to the four remaining properties, the Partnership is working with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property while at the same time exploring potential sale opportunities. These programs include pursuing a new leasing opportunity at 625 North Michigan Avenue, which is noted below, completing leasing programs currently underway at Gateway Plaza and West Ashley Shoppes, and improving operating efficiency and implementing property enhancements at the Asbury Commons Apartments. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed prior to the end of calendar 1999.

     On July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership held an interest, sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between the Partnership and its co-venture partner in accordance with the terms of The
Gables joint venture agreement. The Partnership received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, the Partnership prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of The Gables property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of a very favorable selling price. In addition, management was concerned that the rate of job and population growth in the Richmond, Virginia area could lead to an increase in new development activity in the near future. The Partnership distributed the $5,153,000 of net proceeds from the sale of The Gables, along with an amount of cash reserves that exceeded expected future requirements, in the form of a special distribution totalling approximately $5,243,000, or $39 per original $1,000 investment, which was paid on July 20, 1998.

      The four buildings comprising the Hacienda Business Park investment property in Pleasanton, California, were 95% leased to four tenants as of September 30, 1998 compared to 90% leased at the end of the prior quarter. This leasing gain was due to an existing tenant that renewed its 31,547 square foot lease and expanded its operations by leasing an additional 10,027 square feet. This tenant is expected to occupy its new space by the March 31, 1999 fiscal year-end. The overall Pleasanton market remains strong with increasing rental rates and a low vacancy level. The existing rental rates on the leases at Hacienda Park are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership would be expected to achieve a materially higher sale price for the Hacienda Park property as the existing leases with below-market rental rates approach their expiration dates. The Partnership had been planning to hold the Hacienda Park property over the near term in order to capture this expected increase in value. However, during the quarter ended September 30, 1997, a 51,683 square foot tenant occupying 28% of the property's leasable area relocated from Hacienda Business Park and consolidated its operations into a newly-constructed building in the local market. This tenant has several leases with expiration dates in 1998, 1999 and 2001 and fully leases one of the four buildings comprising the Hacienda Park investment plus 10,027 square feet in an adjoining building. While this tenant has the right to sublease the space, subject to various approval rights, it remains responsible for rental payments and its contractual share of operating expenses until the leases expire. During the prior quarter, the Partnership accepted a net payment of $34,000 from this tenant in return for a release from all of the tenant's obligations under the 10,027 square foot lease that was scheduled to expire in January 2001. In addition, this tenant waived its sub-lease and renewal rights on the remaining five leases which expire within the next 12 months. This lease termination agreement is expected to provide the property's leasing team with more flexibility in re-leasing the space and provided the Partnership with an opportunity to capture a significant portion of the expected increase in the value of Hacienda Park sooner than had been anticipated. In light of this situation, and given the current strength of the local market conditions, during the quarter ended June 30, 1998 management interviewed potential real estate brokers and selected a national real estate firm that is a leading seller of R&D/office properties. A marketing package was subsequently finalized, and comprehensive sales efforts began in June. As a result of those efforts, several offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and a non-refundable deposit was made subsequent to the quarter end. While there can be no assurances that a transaction will be consummated, this prospective buyer is expected to complete its due diligence work and close on this transaction by December 1, 1998. If the sale closes, the net proceeds would be distributed to the Limited Partners.

     The 625 North Michigan Office Building in Chicago, Illinois, was 95% leased and 94% occupied at September 30, 1998. Three tenants occupying a total of 4,634 square feet moved from the building when their leases expired during the quarter. One tenant occupying 2,162 square feet renewed its lease and expanded its space by an additional 1,107 square feet. Another tenant occupying 1,926 square feet renewed its lease. As previously reported, the property's leasing team had been negotiating a lease with a prospective new tenant which would occupy approximately 22,000 square feet of space. During the quarter ended June 30, 1998, a lease was signed with this prospective tenant for 24,276 square feet. This tenant took occupancy during the quarter ended September 30, 1998. Also during the current quarter, a lease was signed with an existing tenant that occupies approximately 8,000 square feet. This tenant will relocate and expand into a total of 10,200 square feet. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the City. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significant positive effect on the market value of the 625 North Michigan property. During the quarter ended June 30, 1998, preliminary approval was received from the City to enclose the arcade sections of the first floor of the 625 North Michigan building, which opens the way for this potential retail development. Formal approval was received at the September meeting of the City Council. Now that this approval has been obtained, the Partnership is exploring potential sale opportunities for this property.

      Gateway Plaza Shopping Center (formerly Loehmann's Plaza Shopping Center) in Overland Park, Kansas was 94% leased and 92% occupied as of September 30, 1998. As previously reported, the property's leasing team signed a 13,410 square foot lease, representing 9% of the Center's leasable area, with Gateway 2000 Country Stores to occupy the former Loehmann's space. Gateway 2000 Country Stores, a manufacturer and retailer of personal computers, opened its new store on June 30, 1997. The property's management team reports that customer traffic levels in the Center have increased since the openings of both the 13,410 square foot Gateway store and the re-opening of the expanded 13,000 square foot Alpine Hut store during the first quarter of fiscal 1998. The property's leasing team is currently negotiating with a prospective tenant which would occupy 4,289 square feet. Over the next twelve months, two leases representing a total of 9,387 square feet will expire. One tenant which occupies 1,557 square feet is expected to renew its lease, while the other tenant which occupies 7,830 square feet will not renew its lease. The property's leasing team is actively working to lease this space to a new tenant. Another tenant occupying 6,875 square feet is experiencing operational difficulties and has fallen 3 months behind in rental payments. An agreement has been signed with this tenant which provides for a payment schedule that should allow the tenant to stay current with their rent and pay the past due amounts over the next 7 months. Because of the consistent improvement in occupancy levels over the past year and the strong performance of the Center's new anchor tenant, the Partnership believes it is the appropriate time to market the Gateway Plaza property for sale. As part of a plan to market the property for sale, the Partnership initiated discussions with real estate firms with a strong background in selling properties like Gateway Plaza. The Partnership expects to engage a national real estate firm that is a leading seller of this property type to market Gateway Plaza for sale during the third quarter.

      As previously reported, in the second quarter of fiscal 1998 the leasing team at the West Ashley Shoppes Shopping Center signed a lease for the previously vacant 36,416 square foot former Children's Palace space. Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. This anchor space at West Ashley Shoppes had been vacant for the past six and a half years. The new tenant, Waccamaw, a national home goods retailer, opened its new store in March 1998 which brought the occupancy level at the property up to 95%. As Waccamaw should generate significant additional customer traffic into the Center, the leasing team anticipates stronger interest from prospective tenants for the remaining available 7,650 square feet of shop space. During the next year, only one lease representing a total of 2,450 square feet will expire. With an occupancy level of 95% and a stable base of tenants, the Partnership believes it may be an opportune time to sell West Ashley Shoppes. As part of a plan to market the property for sale, the Partnership initiated discussions with real estate firms with a specialty in selling properties like West Ashley Shoppes. Subsequent to the quarter end, the Partnership selected a national real estate firm that is a leading seller of this type of property.

      As discussed in the Annual Report, management discovered the existence of certain construction problems at the Asbury Commons Apartments during fiscal 1997. The initial analysis of the construction problems at Asbury Commons revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. The cost of the repair work required to remediate this situation is currently estimated at between approximately $1.5 to $2 million. During the third quarter of fiscal 1998, bid application packages were distributed to pre-qualified contractors. The construction contracts were executed during the fourth quarter, and the repair and replacement work has commenced. This work is now expected to be completed by December 31, 1998. During the first quarter of fiscal 1998, the
Partnership filed a warranty claim against the manufacturer of the wood-composite siding used throughout Asbury Commons. During the second quarter, the Partnership filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. During the quarter ended June 30, 1998, the manufacturer of the roofing shingles agreed to provide the Partnership with the materials to replace the existing roofing shingles. While there can be no assurances regarding the Partnership's ability to successfully recover any further damages relating to the siding, the Partnership will diligently pursue these and other potential recovery sources. During the fourth quarter of fiscal 1998, the Partnership reached a settlement agreement with the original developer of the Asbury Commons property whereby the original developer agreed to pay the Partnership $200,000. Under the terms of this agreement, the Partnership received a payment of $100,000 during the fourth quarter of 1998, and received a final payment of $100,000 during the current quarter. The Partnership believes that it has adequate cash reserves to fund the repair work at Asbury Commons regardless of whether any additional recoveries are realized.

      The average occupancy level at the Asbury Commons Apartments was 93% for the quarter ended September 30, 1998, compared to 92% for the prior quarter and 96% for the same period one year ago. In March 1997, a national property management firm was hired to take over management at Asbury Commons effective April 1, 1997. The property's management and leasing team is confident that the property will perform at average occupancies similar to comparable properties in the market, including newly constructed communities, once the repair program discussed above has been completed. The team has also indicated that effective rents can be increased at Asbury Commons through improved signage, targeted advertising and promotion, and selected unit interior upgrades. In order to attract prospective tenants, the property's management and leasing team has undertaken a number of marketing efforts which are expected to increase the number of prospective tenants looking to lease units at the property and retain as much of the existing resident base as possible. These efforts include the targeting of potential tenants at area corporations and relocation departments. In order to minimize tenant turnover, modest rental rate increases of 2% are being implemented as current leases are renewed. Because of the improvements in the apartment segment of the real estate market, the Partnership believes that it is the appropriate time to take advantage of any potential sale opportunities for Asbury Commons. As part of that plan, the Partnership selected a regional real estate firm with a strong background in selling apartment properties to market the property for sale. Sales materials were finalized, and an extensive marketing campaign began in September 1998. As a result of these sale efforts, seven offers were received subsequent to quarter end. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner will select an offer and negotiate a purchase and sale agreement. There are no assurances, however, that a sale transaction will be completed.

      At September 30, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,424,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, for reinvestment in certain of the Partnership's properties, including the anticipated construction repair work at Asbury Commons and the capital needs of the Partnership's commercial properties (as discussed further above), and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated within the next one to two years. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended September 30, 1998
-------------------------------------

     As noted above, the unconsolidated Gables Apartments operating investment property was sold on July 2, 1998. In accordance with the Partnership's policy to recognize significant lag period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Richmond Gables Associates during the quarter ended September 30, 1998 and recognized a gain of $5,848,000 on the sale of the Gables property. The Partnership reported net income of $5,647,000 for the three months ended September 30, 1998, as compared to a net loss of $141,000 for the same period in the prior year. The primary reason for the favorable change in the Partnership's net operating results is the $5,848,000 recognized as the Partnership's share of the gain from the sale of The Gables at Erin Shades Apartments, as discussed further above. In addition, the Partnership's operating loss decreased by $247,000 when compared to the same period in the prior year. The Partnership's operating loss decreased due to increases in rental income at all three consolidated operating properties and an increase in interest and other income. Rental income increased mainly due to increases in average occupancy at the Hacienda Business Park and West Ashley Shoppes properties and an increase in rental rates at Asbury Commons. Interest income increased due to an increase in the average amount of cash and cash equivalents on hand compared to the same period in the prior year. Average outstanding cash balances increased partly due to the receipt and temporary investment of the proceeds received from the sale of The Gables at Erin Shades Apartments on July 2, 1998, as discussed further above.

      The gain recognized on the sale of The Gables at Erin Shades Apartments and the decrease in the Partnership's operating loss were partially offset by an unfavorable change in the Partnership's share of unconsolidated ventures' income (losses). The Partnership realized a loss from its share of unconsolidated ventures' operations of $139,000 during the current three-month period as compared to income of $168,000 for the same period in the prior year. This $307,000 unfavorable change in operating results was primarily the result of a $472,000 prepayment penalty on the Gables debt and various write-offs of unamortized deferred expenses associated with the sale of The Gables at Erin Shades Apartments. Net income also decreased at Gateway Plaza due to increases in amortization expense and professional fees. Net income increased at 625 North Michigan Avenue due to an increase in rental income and a reduction in repairs and maintenance expenses due to the completion of the elevator modernization project.

Six Months Ended September 30, 1998
-----------------------------------

     As noted above, the unconsolidated Gables Apartments operating investment property was sold on July 2, 1998. In accordance with the Partnership's policy to recognize significant lag period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Richmond Gables Associates during the quarter ended September 30, 1998 and recognized a gain of $5,848,000 on the sale of the Gables property. The Partnership reported net income of $5,787,000 for the six months ended September 30, 1998, as compared to a net loss of $278,000 for the same period in the prior year. The primary reason for the favorable change in the Partnership's net operating results is the $5,848,000 recognized as the Partnership's share of the gain from the sale of The Gables at Erin Shades Apartments, as discussed further above. In addition, the Partnership's operating loss decreased by $237,000 when compared to the same period in the prior year. The Partnership's operating loss decreased due to higher rental income from the consolidated joint ventures, an increase in interest and other income and a decrease in general and administrative expenses. Rental income increased at the consolidated West Ashley Shoppes due to an increase in occupancy and at the consolidated Asbury Commons Apartments due to an increase in rental rates. Interest income increased due to an increase in the average amount of cash and cash equivalents on hand compared to the same period in the prior year. Average outstanding cash balances increased partly due to the receipt and temporary investment of the proceeds received from the sale of The Gables at Erin Shades Apartments on July 2, 1998, as discussed further above. General and administrative expenses decreased due to a reduction in certain required professional fees when compared to the prior year.

      The gain recognized on the sale of The Gables at Erin Shades Apartments and the decrease in the Partnership's operating loss were partially offset by a decrease in the Partnership's share of unconsolidated ventures' income. The Partnership's share of unconsolidated ventures' income decreased by $20,000 when compared to the same period in the prior year. This was primarily the result of a $472,000 prepayment penalty on the Gables debt and various write-offs of unamortized deferred expenses associated with the sale of The Gables at Erin Shades Apartments. Net income increased at 625 North Michigan Avenue and Gateway Plaza mainly due to increases in rental income at both properties and a reduction in repairs and maintenance expenses at 625 North Michigan Avenue due to the completion of the elevator modernization project.

                                     PART II
                                Other Information

Item 1. Legal Proceedings   NONE

Item 2. through 5.          NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated July 2, 1998 was filed during the current quarter to report the sale of The Gables at Erin Shades Apartments and is hereby incorporated herein by reference.

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






Dated:  November 6, 1998