Form 10-Q
period 1998-12-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1999-02-12
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 December 31   March 31
                                                 -----------   --------
Operating investment properties:
   Land                                           $    2,342   $   7,351
   Building and improvements                           5,437      40,616
                                                  ----------   ---------
                                                       7,779      47,967
   Less accumulated depreciation                      (2,207)    (14,044)
                                                  ----------   ---------
                                                       5,572      33,923

Investments in unconsolidated joint
  ventures, at equity                                 30,234      30,237
Cash and cash equivalents                             12,652       6,202
Escrowed cash                                             76         398
Accounts receivable                                      299         236
Prepaid expenses                                           2          31
Deferred rent receivable                                 145         737
Deferred expenses, net                                    90         510
                                                  ----------   ---------
                                                  $   49,070   $  72,274
                                                  ==========   =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      348   $     427
Net advances from consolidated ventures                  154         115
Tenant security deposits                                   -         111
Bonds payable                                              -       2,171
Mortgage notes payable                                 9,171      19,369
Other liabilities                                          -         331
Partners' capital                                     39,397      49,750
                                                  ----------   ---------
                                                  $   49,070   $  72,274
                                                  ==========   =========







                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended    Nine Months Ended
                                      December 31,         December 31,
                                  ------------------    -----------------
                                   1998       1997        1998      1997
                                   ----       ----        ----      ----
Revenues:
   Rental income and expense
     reimbursements               $ 2,102   $1,152      $ 4,725   $3,714
   Interest and other income          227      104          513      304
                                  -------   ------      -------   ------
                                    2,329    1,256        5,238    4,018
Expenses:
   Property operating expenses        633      379        1,267    1,083
   Depreciation and amortization      693      506        1,744    1,556
   Interest expense                 1,436      507        2,392    1,455
   Real estate taxes                  197      129          470      400
   General and administrative         194      217          452      506
                                  -------   ------      -------   ------
                                    3,153    1,738        6,325    5,000
                                  -------   ------      -------   ------
Operating loss                       (824)    (482)      (1,087)    (982)

Gains on sale of operating
   investment properties           10,456        -       10,456        -

Consolidated venture
   partners' share
   of operations                     (331)       -         (331)       -

Partnership's share of gain
   on sale of unconsolidated
   operating investment
   property                             -        -        5,848        -

Partnership's share of
  unconsolidated
  ventures' income                    194      176          396      398
                                  -------   ------      -------   ------

Net income (loss)                 $ 9,495  $  (306)     $15,282   $ (584)
                                  =======  =======      =======   ======

Net income (loss) per 1,000
  Limited Partnership Unit        $ 69.93  $ (2.25)     $ 112.55  $(4.30)
                                  =======  =======      ========  ======

Cash distributions per 1,000
  Limited Partnership Unit        $147.21  $  2.21      $ 190.63  $ 6.63
                                  =======  =======      ========  ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                    General     Limited
                                                    Partners    Partners
                                                    --------    --------

Balance at March 31, 1997                           $   (539)   $  51,752
Cash distributions                                        (9)       (891)
Net loss                                                  (6)       (578)
                                                    --------    ---------
Balance at December 31, 1997                        $   (554)   $  50,283
                                                    ========    =========

Balance at March 31, 1998                           $   (554)   $  50,304
Cash distributions                                        (9)     (25,626)
Net income                                               152       15,130
                                                    --------    ---------
Balance at December 31, 1998                        $   (411)   $  39,808
                                                    ========    =========






















                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1998 and 1997 (Unaudited)
         Increase (Decrease) in Cash and Cash Equivalents (In thousands)

                                                       1998        1997
                                                       ----        ----
Cash flows from operating activities:
   Net income (loss)                               $  15,282    $    (584)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Gains  on  sale of operating investment
       properties                                    (10,456)           -
     Consolidated venture partners' share
       of operations                                     331            -
     Partnership's  share of gain on
       sale of unconsolidated operating
       investment property                            (5,848)           -
     Partnership's share of unconsolidated
       ventures' income                                 (396)        (398)
     Depreciation and amortization                     1,744        1,556
     Amortization of deferred financings costs             -           33
     Changes in assets and liabilities:
      Escrowed cash                                      322           (8)
      Accounts receivable                                (63)          36
      Prepaid expenses                                    29           (7)
      Deferred rent receivable                            62           75
      Deferred expenses                                 (588)          (8)
      Accounts payable and accrued expenses              (79)         261
      Advances from consolidated ventures                 39         (483)
      Tenant security deposits                          (111)         (61)
                                                   ---------    ---------
         Total adjustments                           (15,014)         996
                                                   ---------    ---------
         Net cash provided by operating
           activities                                    268          412
                                                   ---------    ---------

Cash flows from investing activities:
   Net proceeds from sales of operating
     investment properties                            37,776            -
   Distributions from unconsolidated ventures          7,238        2,486
   Additional investments in unconsolidated
     ventures                                           (991)        (844)
   Additions to operating investment properties       (1,862)        (181)
                                                   ---------    ---------
         Net cash provided by investing
          activities                                  42,161        1,461
                                                   ---------    ---------

Cash flows from financing activities:
   Distributions to partners                         (25,635)        (900)
   Repayment of principal on bonds                      (146)           -
   Repayment of principal on long term debt          (10,198)        (290)
                                                   ---------    ---------
         Net cash used in financing activities       (35,979)      (1,190)
                                                   ---------    ---------

Net increase in cash and cash equivalents              6,450          683

Cash and cash equivalents, beginning of period         6,202        5,322
                                                   ---------    ---------
Cash and cash equivalents, end of period           $  12,652    $   6,005
                                                   =========    =========

Cash paid during the period for interest           $   2,392    $   1,422
                                                   =========    =========

Supplemental Schedule of Noncash Financing Activities:

  Assumption of bonds payable by buyer of
   operating investment property                   $   2,025    $       -
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and March 31, 1998 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the nine months ended December 31, 1998 and 1997 is $176,000 and $172,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1998 and 1997 is $11,000 and $13,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of December 31, 1998, the Partnership had investments in two unconsolidated joint venture partnerships (three at December 31, 1997) which own operating investment properties as described further in the Partnership's Annual Report. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

      On July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership held an interest, sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between the Partnership and its co-venture partner in accordance with the terms of The
Gables joint venture agreement. The Partnership received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, the Partnership prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. The Partnership distributed the $5,153,000 of net proceeds from the sale of The Gables, along with an amount of cash reserves that exceeded expected future requirements, in the form of a special distribution totalling approximately $5,243,000, or $39 per original $1,000 investment, on July 20, 1998. In accordance with the Partnership's policy to recognize significant lag period transactions in the period which they occur, the Partnership accelerated the recognition of the operating results of Richmond Gables Associates during the quarter ended December 31, 1998 and recognized a gain of $5,848,000 on the sale of the Gables operating investment property.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1998 and 1997
                                 (in thousands)

                                  Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                  ------------------     -----------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
Revenues:
   Rental revenues and
     expense recoveries           $ 2,298   $2,402        $7,518    $7,153
   Interest and other income            9      117            61       356
                                  -------   ------        ------    ------
                                    2,307    2,519         7,579     7,509

Expenses:
   Property operating expenses        765      619         2,161     2,386
   Real estate taxes                  561      593         1,551     1,660
   Interest expense                    91      198           923       594
   Depreciation and amortization      672      901         2,399     2,383
                                  -------   ------        ------    ------
                                    2,089    2,311         7,034     7,023
                                  -------   ------        ------    ------
Operating income                      218      208           545       486

Gain on sale of operating
  investment property                   -        -         6,433         -
                                  -------   ------        ------    ------
Net income                        $   218   $  208        $6,978    $  486
                                  =======   ======        ======    ======

Net income:
   Partnership's share
     of combined income           $   211   $  191        $6,289    $  442
   Co-venturers' share
     of combined income                 7       17           689        44
                                  -------   ------        ------    ------
                                  $   218   $  208        $6,978    $  486
                                  =======   ======        ======    ======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1998 and 1997
                                 (in thousands)

                                 Three Months Ended     Nine Months Ended
                                    December 31,           December 31,
                                 ------------------     -----------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----

   Partnership's share of
     operations, as shown above   $   211   $   191     $6,289    $   442
   Amortization of excess basis       (17)      (15)       (45)       (44)
                                  -------   -------     ------    -------
   Partnership's share of
     unconsolidated ventures'
     net income                   $   194   $   176     $6,244    $   398
                                  =======   =======     ======    =======

      The Partnership's share of the net income of the unconsolidated joint ventures is presented as follows in the accompanying statements of operations:

                                   Three Months Ended     Nine Months Ended
                                      December 31,           December 31,
                                 ------------------     -----------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----

   Partnership's share of
      unconsolidated
      ventures' income            $   194   $   176      $   396    $  398
   Partnership's share of
      gain on sale of
      unconsolidated
      operating investment
      property                          -         -        5,848         -
                                  -------   -------     --------    ------
                                  $   194   $   176     $  6,244    $  398
                                  =======   =======     ========    ======

4.    Operating Investment Properties
      -------------------------------

      The Partnership's balance sheet at December 31, 1998 includes one operating investment property (three at March 31, 1998) owned by a joint venture in which the Partnership has a controlling interest; West Ashley Shoppes
Associates. The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag. The West Ashley Shoppes Shopping Center consists of approximately 135,000 square feet of leasable retail space located in Charleston, South Carolina.

      On November 20, 1998, Hacienda Park Associates, a joint venture in which the Partnership had a controlling interest, sold the Hacienda Business Park property to an unrelated third party for $25 million. The property consisted of four separate office/R&D buildings comprising approximately 185,000 square feet, located in Pleasanton, California. The Partnership received net proceeds of approximately $20,861,000 after deducting closing costs of approximately $278,000, net closing proration adjustments of approximately $89,000, the repayment of the existing first mortgage note of approximately $3,769,000 and accrued interest of approximately $3,000.

      On December 21, 1998, Atlanta Asbury Partnership, a joint venture in which the Partnership had a controlling interest, sold the Asbury Commons to an unrelated third party for $13.345 million. The Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The Partnership received net proceeds of approximately $5,613,000 after deducting closing costs of approximately $291,000, closing proration adjustments of approximately $90,000, the repayment of the existing mortgage note of approximately $6,598,000, accrued interest of approximately $10,000 and a prepayment penalty of approximately $743,000.

      The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag. However, the Partnership's policy is also to record significant lag-period transactions in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of Hacienda Park Associates and Atlanta Asbury Partnership during the quarter ended December 31, 1998 and recorded gains of $9,051,000 and $1,405,000, respectively, on the sales of the operating investment properties. The following is a combined summary of property operating expenses for Saratoga Center and EG&G Plaza (through the date of sale in 1998), Asbury Commons Apartments (through the date of sale in 1998) and the West Ashley Shoppes Shopping Center for the three and nine months ended September 30, 1998 and 1997 (in thousands):

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                  ------------------    ------------------
                                   1998       1997        1998      1997
                                   ----       ----        ----      ----
     Property operating expenses:
        Repairs and maintenance   $   192    $   128     $  374   $  361
        Utilities                      77         57        161      169
        Salaries and related costs    137         48        251      127
        Insurance                      39         17         72       50
        Management fees                59         36        134      118
        Administrative and other      129         93        275      258
                                  -------    -------     ------   ------
                                  $   633    $   379     $1,267   $1,083
                                  =======    =======     ======   ======

5.    Bonds Payable
      ------------

      Bonds payable consisted of the Hacienda Park joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefited Hacienda Business Park and the operating investment property and were secured by liens on the operating investment property. The bonds for which the operating investment property was subject to assessment bore interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest were payable in semi-annual installments and due to mature in years 2004 through 2017. As a result of the sale of the Hacienda Park property on November 20, 1998 (see Note 4), the liability for the bond assessments was transferred to the buyer of the operating investment property.

6.    Mortgage Notes Payable
      ----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at December 31, 1998 and March 31, 1998 consist of the following (in thousands):
                                                December 31       March 31
                                                -----------       --------


     9.125% mortgage note payable by the
     Partnership to an insurance company
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  The  loan  requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.   In   addition,   the   loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     December  31,  1998 and  March  31,
     1998.                                        $ 9,171        $ 9,282

     8.75%  mortgage note payable by the
     consolidated     Atlanta     Asbury
     Partnership to an insurance company
     secured  by  the   Asbury   Commons
     operating investment property.  The
     loan required monthly principal and
     interest  payments  of $55  through
     maturity on October 15,  2001.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     March 31, 1998. The loan was repaid
     in full during fiscal 1999 from the
     proceeds   of  the   sale   of  the
     operating  investment property (see
     Note 4).                                           -          6,707

     9.04%  mortgage note payable by the
     consolidated      Hacienda     Park
     Associates to an insurance  company
     secured by the Saratoga  Center and
     EG&G  Plaza  operating   investment
     property. The loan required monthly
     principal and interest  payments of
     $36 through maturity on January 20,
     2002.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying  value at March 31,  1998.
     The loan was repaid in full  during
     fiscal  1999 from the  proceeds  of
     the    sale   of   the    operating
     investment property (see Note 4).                  -          3,380
                                                  -------        -------
                                                  $ 9,171        $19,369
                                                  =======        =======


      On November 7, 1994, the Partnership repaid certain outstanding zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan obtained by Richmond Gables Associates and secured by The Gables Apartments. The new $5.2 million loan bore interest at 8.72% and was scheduled to mature in 7 years. As discussed further in Note 3, The Gables Apartments was sold on July 2, 1998 and this mortgage loan was repaid in full. On February 10, 1995, the Partnership repaid an outstanding zero coupon loan secured by Gateway Plaza (formerly Loehmann's Plaza), of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by Daniel/Metcalf Associates Partnership along with additional funds contributed by the Partnership. The $4 million loan is secured by the Gateway Plaza shopping center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loan secured by the Gateway Plaza property rests with the related unconsolidated joint venture. Accordingly the mortgage loan liability is recorded on the books of the unconsolidated joint venture. The Partnership has indemnified Daniel/Metcalf Associates Partnership and the related co-venture partner against all liabilities, claims and expenses associated with this borrowing.

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

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to sell the Partnership's remaining operating investment properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. As part of that plan, as discussed further below, The Gables Apartments was marketed for sale during the quarter ended June 30, 1998 and sold during the quarter ended September 30, 1998. In addition, during the first quarter the Partnership began the process of marketing the Hacienda Business Park property for sale. As discussed further below, this sale transaction closed during the third quarter. Also, the Partnership began marketing the Asbury Commons Apartments in the second quarter of fiscal 1999 and completed a sale of the property at the end of the third quarter. With regard to the three remaining commercial office and retail properties, the Partnership is working with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property while at the same time exploring potential sale opportunities. These programs include pursuing a new leasing opportunity at 625 North Michigan Avenue, which is noted below, and completing leasing programs currently underway at Gateway Plaza and West Ashley Shoppes. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed prior to the end of calendar 1999.

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

      On November 20, 1998, Hacienda Park Associates, a joint venture in the Partnership had an interest, sold the Hacienda Business Park property located in Pleasanton, California, to an unrelated third party for $25 million. The Hacienda Park property consisted of one building known as Saratoga Center and two attached buildings known as Gibraltar Center. The Partnership received net proceeds of approximately $20,862,000 after deducting closing costs of approximately $278,000, net closing proration adjustments of approximately $88,000, the repayment of the existing first mortgage note of approximately $3,769,000 and accrued interest of approximately $3,000. As a result of the sale of the Hacienda Park property, the Partnership made a special distribution totalling approximately $19,492,000, or $145 per original $1,000 investment, on December 4, 1998. Approximately $1,370,000 of the total net proceeds from the sale of the Hacienda Park property has been added to the Partnership's cash reserves for potential investment in 625 North Michigan Avenue because of the recently approved retail development rights for this property. Given the current strength of the local Pleasanton market conditions, during the quarter ended June 30, 1998 management interviewed potential real estate brokers and selected a national real estate firm that is a leading seller of R&D/office properties to market Hacienda Park for sale. A marketing package was subsequently finalized, and comprehensive sales efforts began in June. As a result of those efforts, several offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was signed on September 21, 1998 with an unrelated third-party prospective buyer and a non-refundable deposit of $1,500,000 was made on October 21, 1998. The prospective buyer completed its due diligence work in early November and closed on this transaction on November 20, 1998, as described above. In accordance with the Partnership's policy of recording significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Hacienda Park Associates during the quarter ended December 31, 1998 and recorded a gain of $9,051,000 on the sale of the operating investment property.

      On December 21, 1998, Atlanta Asbury Partnership, a joint venture in which the Partnership had an interest, sold the property known as the Asbury Commons Apartments located in Atlanta, Georgia, to an unrelated third party for $13.345 million. The Partnership received net proceeds of approximately $5,613,000 after deducting closing costs of approximately $291,000, closing proration adjustments of approximately $90,000, the repayment of the existing mortgage note of approximately $6,598,000, accrued interest of approximately $10,000 and a prepayment penalty of approximately $743,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of the Asbury Commons property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in a very favorable sale price. As previously reported, the Partnership had selected a regional real estate firm with a strong background in selling apartment properties to market the Asbury Commons property for sale. Sales materials were finalized and an extensive marketing campaign began in September 1998. As a result of these sale efforts, seven offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer and negotiated a purchase and sale agreement. A purchase and sale agreement was signed on November 9, 1998, and the buyer made a deposit of $250,000. After the completion of the buyer's due diligence, the transaction closed as described above on December 21, 1998. In accordance with the Partnership's policy of recording significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Atlanta Asbury Partnership during the quarter ended December 31, 1998 and recorded a gain of $1,405,000 on the sale of the operating investment property. The Partnership plans to distribute the net proceeds from the sale of the Asbury Commons property in the form of a special capital distribution of approximately $6,453,000, or $48 per original $1,000 investment, to be paid on February 12, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998. With the sale of Hacienda Business Park, the Asbury Commons Apartments and The Gables Apartments, the near-term planned sales of West Ashley Shoppes and Gateway Plaza Shopping Center, and the resulting reduction in distributable cash flow to be received by the Partnership, the payment of a regular quarterly distribution will be discontinued beginning with the quarter ending March 31, 1999. A final regular quarterly distribution of $2.21 per original $1,000 investment will be made on February 12, 1999 for the quarter ended December 31, 1998.

      The 625 North Michigan Office Building in Chicago, Illinois, was 96% leased and 95% occupied at December 31, 1998. During the third quarter, a new tenant signed a lease and took occupancy of 2,602 square feet of space. In addition, one tenant occupying 2,115 square feet renewed its lease. During the second quarter, a lease was signed with an existing tenant that occupies approximately 8,000 square feet. This tenant will relocate and expand into a total of 10,200 square feet. The space is still being renovated in preparation for the tenant's occupancy which is now expected to occur by the end of March 1999. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1999. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the City. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significant positive effect on the market value of the 625 North Michigan property. During the quarter ended June 30, 1998, preliminary approval was received from the City to enclose the arcade sections of the first floor of the 625 North Michigan building, which opens the way for this potential retail development. Formal approval was received at the September meeting of the City Council. Now that this approval has been obtained, the Partnership is exploring potential sale opportunities for this property.

      Gateway Plaza Shopping Center (formerly Loehmann's Plaza Shopping Center) in Overland Park, Kansas was 95% leased and occupied as of December 31, 1998. The property's management team reports that the increased customer traffic levels in the Center have been maintained since the opening of the 13,410 square foot Gateway 2000 Country Store. During the third quarter, two new tenants signed leases and took occupancy of 3,943 square feet. Over the next twelve months, five leases representing a total of 27,486 square feet will expire. Three tenants, which occupy 6,487 square feet, are expected to renew their leases, while the other two tenants which occupy 20,999 square feet will not renew their leases. One of these tenants closed its store at the end of January 1999. This tenant operated the 13,000 square foot Alpine Hut store which has experienced operational difficulties and will be closing its business. The property's leasing team is actively working to lease this space and has held discussions with two prospective tenants to lease 4,289 square feet of the 13,000 square feet. As previously reported, a tenant occupying 6,875 square feet is also experiencing operational difficulties; however, this tenant is in compliance with the payment schedule that allows the tenant to fully pay its current rent while repaying all of the past due amounts by the end of May 1999. Because of the consistent improvement in occupancy levels over the past year and the strong performance of the center's new anchor tenant, the Partnership believes it is the appropriate time to market the property for sale. During the third quarter, the Partnership selected a national real estate firm that is a leading seller of this property type to market Gateway Plaza for sale.

      As previously reported, in the second quarter of fiscal 1998 the leasing team at the West Ashley Shoppes Shopping Center signed a lease for the previously vacant 36,416 square foot former Children's Palace space. Children's Palace closed its retail store at the center in May 1991 and subsequently filed for bankruptcy protection from creditors. This anchor space at West Ashley Shoppes had been vacant for a period of six and a half years. The new tenant, Waccamaw, a national home goods retailer, opened its new store in March 1998 which brought the occupancy level at the property up to 95%, where it remains as of December 31, 1998. As Waccamaw has generated significant additional customer traffic into the Center, the leasing team has received stronger interest from prospective tenants for the remaining available 7,650 square feet of shop space. Subsequent to the quarter end, the leasing team signed a lease for nearly half of the vacant space with one of these prospects. The tenant, which will occupy 3,150 square feet, will take occupancy next quarter. In addition, the leasing term is actively negotiating with a tenant which would occupy 1,050 square feet in one of the two remaining vacant shops. During the third quarter, a two-year lease renewal was signed with an existing tenant. Over the next 12 months, only two leases representing a total of 3,500 square feet will expire. One of these tenants which occupied 1,050 square feet moved from the Center at the end of January 1999. As previously reported, with an occupancy level of 95% and a stable base of tenants, the Partnership believes it is an opportune time to sell West Ashley Shoppes. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in November 1998.

      At December 31, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $12,652,000. Such cash and cash equivalents include the net proceeds from the sale of Asbury Commons which will be distributed to the Limited Partners on February 12, 1999, as discussed further above. The remainder of such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, the capital needs of the Partnership's three remaining commercial properties (as discussed further above), and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      The Partnership had net income of $9,495,000 for the three months ended December 31, 1998 as compared to a net loss of $306,000 for the same period in the prior year. The favorable change in net income (loss) was primarily a result of the gains realized from the sale of two consolidated operating investment properties during the current period. As discussed further above, the Partnership sold the consolidated Hacienda Business Park on November 20, 1998 and realized a gain of $9,051,000. The Partnership also sold the consolidated Asbury Commons Apartments on December 21, 1998 and realized a gain of $1,405,000.

      The Partnership's share of unconsolidated ventures' income increased by $18,000 for the three months ended December 31, 1998, when compared to the same period in the prior year, primarily due to the sale of The Gables at Erin Shades Apartments on July 2, 1998. The Gables joint venture had an operating loss of $62,000 during the third quarter of the prior year. In addition, net income increased at Gateway Plaza during the current quarter by $46,000 due to an increase in rental income. Rental income increased due to an increase in occupancy. The increase in net income at Gateway Plaza and decrease in net loss at The Gables were partially offset by a decrease in net income at 625 North Michigan which was primarily due to an increase in real estate taxes.

      The gains realized from the sales of the Hacienda Business Park and Asbury Commons Apartments and the increase in the Partnership's share of unconsolidated ventures' income were partially offset by an increase in the Partnership's operating loss of $342,000 for the current three-month period. The increase in the Partnership's operating loss was primarily a result of an increase in interest expense due to the prepayment penalty of $743,000 incurred on the payoff of the debt secured by the Asbury Commons Apartments, as discussed further above. The impact of the prepayment penalty on the Partnership's operating loss was partially offset by the additional operating results of the Hacienda Business Park and Asbury Commons joint ventures included in the current period due to the acceleration of the lag-period recognized upon the sale of the properties, as discussed further above.

Nine Months Ended December 31, 1998
-----------------------------------

      The Partnership had net income of $15,282,000 for the nine months ended December 31, 1998 as compared to a net loss of $584,000 for the same period in the prior year. The favorable change in net income (loss) was primarily a result of the gains realized from the sale of three operating investment properties during the current period. As discussed further above, the Partnership sold the consolidated Hacienda Business Park on November 20, 1998 and realized a gain of $9,051,000. In addition, the Partnership sold the consolidated Asbury Commons Apartments on December 21, 1998 and realized a gain of $1,405,000. The Partnership also realized a gain from the sale of the unconsolidated Gables Apartments, which was sold on July 2, 1998, in the amount of $5,848,000.

      The gains realized from the sales of the consolidated Hacienda Business Park and Asbury Commons Apartments and the unconsolidated Gables Apartments were partially offset by an increase in the Partnership's operating loss of $105,000 for the current nine-month period. The increase in the Partnership's operating loss was primarily a result of an increase in interest expense due to the prepayment penalty of $743,000 incurred on the payoff of the debt secured by the Asbury Commons Apartments, as discussed further above. The impact of the prepayment penalty on the Partnership's operating loss was partially offset by the additional operating results of the Hacienda Park and Asbury Commons joint ventures included in the current period due to the acceleration of the lag-period recognized upon the sale of the properties, as discussed further above.

      The Partnership's share of unconsolidated ventures' income decreased by $2,000 for the nine months ended December 31, 1998 when compared to the same period in the prior year. This decrease is primarily a result of the $472,000 prepayment penalty incurred on the pay-off of the Gables debt and various write-offs of unamortized deferred expenses associated with the sale of The Gables at Erin Shades Apartments. The increase in operating loss at The Gables was offset by increases in net income at both the 625 North Michigan and Gateway Plaza joint ventures due to increases in rental income at both of the related operating investment properties.

                                     PART II
                                Other Information

Item 1. Legal Proceedings       NONE

Item 2. through 5.              NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated November 20, 1998 was filed during the current quarter to report the sale of the Hacienda Business Park property and is hereby incorporated herein by reference. In addition, a Current Report on Form 8-K dated December 21, 1998 was filed subsequent to the quarter end to report the sale of the Asbury Commons Apartments and is hereby incorporated herein by reference

                    PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP


                                   SIGNATURES

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






Dated:  February 10, 1999