Form 10-K405
period 1999-03-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1999-06-29
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1999

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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                            Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                            DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant
dated July 21, 1986, as supplemented                        Part IV

Current Report on Form 8-K of
registrant,  dated July 2, 1998                             Part IV

Current Report on Form 8-K of
registrant, dated November 20, 1998                         Part IV

Current Report on Form 8-K of
registrant, dated December 21, 1998                         Part IV

Current Report on Form 8-K of
registrant, dated May 14, 1999                              Part IV

                   PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                                      1999 FORM 10-K

                                    TABLE OF CONTENTS


Part   I                                                                Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-4

Item  4     Submission of Matters to a Vote of Security Holders         I-4


Part  II

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item 7A     Market Risk Disclosures                                     II-9

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

      As of March 31, 1999 the Partnership owned, through joint venture partnership, interests in the operating properties set forth in the following table, which consisted of one commercial office building and two retail shopping centers.

Name of Joint Venture                             Date of
Name and Type of Property                         Acquisition    Type of
Location                            Size          of Interest    Ownership (1)
-------------------------           ----          -----------    ------------------------

Chicago-625 Partnership            .38 acres;      12/16/86       Fee ownership of land
625 North Michigan Avenue          324,829 net                    and improvements
Office Tower                       leasable                       (through joint venture)
Chicago, Illinois                  square feet

Daniel/Metcalf Associates          19 acres;       9/30/87        Fee ownership of land
  Partnership                      142,363 net                    and improvements
Gateway Plaza Shopping             leasable                       (through joint venture)
 Center                            square feet
Overland Park, Kansas

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

      Originally, the Partnership had interests in ten joint venture partnerships. On November 2, 1995, the joint venture which owned the Richmond Park Apartments and Richland Terrace Apartments sold the properties to a third party for $11 million. The Partnership received net proceeds of approximately $8 million after deducting closing costs, the co-venturer's share of the proceeds and repayment of a $2 million loan which encumbered the property. In addition, on December 29, 1995 the joint venture which owned the Treat Commons II Apartments sold the property to a third party for approximately $12.1 million. The Partnership received net proceeds of approximately $4.1 million after deducting closing costs and the repayment of the existing mortgage note of approximately $7.3 million. On May 31, 1990, the joint venture that owned the Highland Village Apartments sold the property at a gross sales price of $8.5 million. Net proceeds from the sale were split between the Partnership and its co-venture partner, with the Partnership receiving approximately $7.7 million. Also, on November 29, 1989, the Partnership entered into an agreement with Awbrey's Road II Associates Limited Partnership (ARA) to sell the rights to its interest in Ballston Place - Phase II Associates which was to own and operate Ballston Place - Phase II, an apartment complex in Arlington, Virginia. The Partnership received the $9 million which had been funded into escrow during the construction phase of the project. In addition, the Partnership received certain other compensation in connection with this transaction.

      On July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership had an interest, sold the property known as The Gables at Erin Shades Apartments located in Richmond, Virginia, to an unrelated third party for $11.5 million. The Partnership received net proceeds of approximately $5,153,000 after deducting closing costs of approximately $286,000, closing proration adjustments of approximately $33,000, the repayment of the existing mortgage note of approximately $4,977,000 and a prepayment penalty of approximately $472,000 and a payment of approximately $579,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement.

      On November 20, 1998, Hacienda Park Associates, a joint venture in which the Partnership had an interest, sold the Hacienda Business Park property located in Pleasanton, California, to an unrelated third party for $25 million. The Hacienda Park property consisted of one building known as Saratoga Center and two attached buildings known as Gibraltar Center. The Partnership received net proceeds of approximately $20,861,000 after deducting closing costs of approximately $278,000, net closing proration adjustments of approximately $89,000, the repayment of the existing first mortgage note of approximately $3,769,000 and accrued interest of approximately $3,000.

      On December 21, 1998, Atlanta Asbury Partnership, a joint venture in which the Partnership had an interest, sold the property known as the Asbury Commons Apartments located in Atlanta, Georgia, to an unrelated third party for $13.345 million. The Partnership received net proceeds of approximately $5,613,000 after deducting closing costs of approximately $291,000, closing proration adjustments of approximately $90,000, the repayment of the existing mortgage note of approximately $6,598,000, accrued interest of approximately $10,000 and a prepayment penalty of approximately $743,000. The Partnership received 100% of the net sale proceeds in accordance with the terms of the joint venture agreement.

      In addition, subsequent to year-end, on May 14, 1999, West Ashley Shoppes Associates, a joint venture in which the Partnership had an interest, sold the property known as West Ashley Shoppes located in Charleston, South Carolina, to an unrelated third party, for $8.1 million. On May 12, 1999, West Ashley Shoppes Associates had sold an adjacent outparcel of land to another unrelated third party for $280,000. The May 14 transaction involved the remaining real estate owned by the joint venture. Accordingly, the joint venture will be liquidated once the final operating expenses have been paid and the remaining net cash assets have been distributed to the Partnership. The Partnership received total net proceeds from the two sale transactions of approximately $8,070,000 after deducting closing costs of approximately $225,000 and net closing proration adjustments of approximately $85,000.

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

      Through March 31, 1999, the Limited Partners had received cumulative cash distributions totalling approximately $117,129,000, or $901 per original $1,000 investment for the Partnership's earliest investors. This return includes distributions of $38 per original $1,000 investment from the sale of the Richland Terrace Apartments and Richmond Park Apartments in November 1995, $23 per original $1,000 investment from the sale of the Treat Commons II Apartments in December 1995, $57 per original $1,000 investment from the sale of the Highland Village Apartments in May 1990, $39 per original $1,000 investment from the sale of The Gables at Erin Shades Apartments in July 1998, $145 per original $1,000 investment from the sale of the Hacienda Business Park in November 1998 and $48 per original $1,000 from the sale of the Asbury Commons Apartments in December 1998. In addition, subsequent to year-end, on June 15, 1999 the Partnership made a special capital distribution of $61 per original $1,000 investment which represented the net proceeds from the sale of the West Ashley Shoppes property. The proceeds of the Ballston Place transaction described above were retained by the Partnership to pay down debt and to bolster reserves in light of expected future capital needs. The remaining cash distributions, totalling $551.25 per original $1,000 investment for the Partnership's earliest investors, have been from net rental income, and a substantial portion of such distributions has been sheltered from current federal income tax liability. As reported in the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, the sales of Asbury Commons Apartments, Hacienda Business Park and The Gables Apartments significantly reduced the distributable cash flow to be received by the Partnership during fiscal 1999. As a result, the payment of a regular quarterly distribution has been discontinued beginning with the quarter ended March 31, 1999. The final regular quarterly distribution payment was made on February 12, 1999 for the quarter ended December 31, 1998.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. Management has been focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Subsequent to the sale of West Ashley Shoppes, the remaining investments consist of joint venture interests in the Gateway Plaza Shopping Center and the 625 North Michigan Office Building. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets, which would be followed by a liquidation of the Partnership, could be completed by the end of calendar year 1999.

      Both of the Partnership's remaining investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The Partnership's shopping center and office building compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

      As of March 31, 1999, the Partnership had interests in three operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1999, along with an average for the year, are presented below for each property in which the Partnership had an interest during fiscal 1999.

                                             Percent Occupied At
                                ------------------------------------------------
                                                                        Fiscal
                                                                        1999
                                 6/30/98     9/30/98  12/31/98  3/31/99 Average
                                 -------     -------  --------  ------- -------

625 North Michigan Avenue         95%         95%        96%     93%     95%

Gateway Plaza Shopping Center     94%         94%        95%     87%     93%

West Ashley Shoppes (1)           95%         95%        95%     98%     96%

The Gables at Erin Shades (2)     93%         N/A        N/A     N/A     N/A

Saratoga Center & EG&G Plaza (3)  90%         95%        N/A     N/A     N/A

Asbury Commons Apartments (4)     92%         93%        N/A     N/A     N/A

(1) The property was sold subsequent to year-end, on May 14, 1999, as described in Item 1.

(2) The property was sold on July 2, 1998, as described in Item 1.

(3) The property was sold on November 20, 1998, as described in Item 1.

(4) The property was sold on December 21, 1998, as described in Item 1.

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At March 31, 1999, there were 8,251 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Upon request the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1999.

Item 6. Selected  Financial Data

              PaineWebber Equity Partners Two Limited Partnership
         For the years ended March 31, 1999, 1998, 1997, 1996 and 1995
                    (in thousands, except for per Unit data)


                                            Years ended March 31,
                          -----------------------------------------------------
                           1999 (1)     1998    1997 (2)    1996      1995
                           -------      ----    --------    ----      ----

Revenues                   $  5,754  $  5,487  $   5,369  $  5,069  $  4,729

Operating loss             $ (1,262) $   (991) $  (3,667) $ (1,508) $ (2,229)

Partnership's share of
  unconsolidated
  ventures' income         $    657  $    728  $     383  $    185  $  1,818

Partnership's share of
  loss on impairment
  of operating
  investment property      $ (2,517)        -          -         -         -

Interest income on note
  receivable from
  unconsolidated venture          -         -          -  $     80  $    107

Gain on sale of operating
  investment properties    $  9,930         -          -         -         -

Partnership's share of
  gains on sale of
  unconsolidated operating
  investment properties    $  6,031         -          -  $  6,766         -

Net income (loss)          $ 13,170  $   (263) $  (3,266) $  5,523  $   (304)

Per 1,000 Limited
 Partnership Units:
   Net income (loss)       $  97.00  $  (1.94) $  (24.04) $  40.68  $  (2.26)

   Cash distributions
    from operations        $   8.84  $   8.84  $    8.84  $  16.52  $  34.20

   Cash distributions
   from sale
   transactions            $ 232.00         -          -  $  61.00         -

Long-term debt             $  9,132  $ 21,540  $  21,947  $ 22,315  $ 22,635

Total assets               $ 39,989  $ 72,274  $  74,278  $ 78,722  $ 84,148

(1) The Partnership's net income for the year ended March 31, 1999 includes an impairment loss of $2,517,000 related to the operating investment property owned by the unconsolidated Gateway Plaza joint venture. See Note 5 to the accompanying financial statements for a further discussion of this write-down.

(2) The Partnership's operating loss for fiscal 1997 reflects a loss of $2,700,000 recognized to reflect an impairment in the carrying value of one of the consolidated operating investment properties. See Note 4 to the accompanying financial statements for a further discussion.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership commenced an offering to the public on July 21, 1986 for up to 150,000,000 units (the "Units") of limited partnership interest (at $1 per
Unit) pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership raised gross proceeds of $134,425,741 between July 21, 1986 and June 2, 1988. The Partnership also received proceeds of $23 million from the issuance of zero coupon loans. The loan proceeds, net of financing expenses of approximately $908,000, were used to pay the offering and organization costs, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1999, seven of these investments had been sold, including three during fiscal 1999. In addition, subsequent to year-end, on May 14, 1999 the West Ashley Shoppes property was sold, as described below. Following this sale, the Partnership retains an interest in two operating properties, which consist of an office complex and a retail shopping center. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvement costs of its joint venture investments in accordance with the respective joint venture agreements.

      As previously reported, in light of the continued strength in the national real estate market and the improvements in the office/R&D property markets, management believes that is an opportune time to sell the Partnership's remaining operating investment properties. As a result, management has been focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. With regard to the two remaining commercial office and retail properties, the Partnership is working with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property while at the same time exploring potential sale opportunities. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed prior to the end of calendar year 1999. The sale of the two remaining real estate investments would be followed by the liquidation of the Partnership.

      On July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership held an interest, sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between the Partnership and its co-venture partner in accordance with the terms of The
Gables joint venture agreement. The Partnership received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, the Partnership prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of The Gables property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of a very favorable selling price. In addition, management was concerned that the rate of job and population growth in the Richmond, Virginia area could lead to an increase in new development activity in the near future. The Partnership distributed the $5,153,000 of net proceeds from the sale of The Gables, along with an amount of cash reserves that exceeded expected future requirements, in the form of a special distribution totalling approximately $5,243,000, or $39 per original $1,000 investment, which was paid on July 20, 1998. The joint venture recognized a gain of $6,400,000 on the sale of the Gables property. The Partnership's share of such gain amounted to $6,031,000.

      On November 20, 1998, Hacienda Park Associates, a joint venture in the Partnership had an interest, sold the Hacienda Business Park property located in Pleasanton, California, to an unrelated third party for $25 million. The Hacienda Park property consisted of one building known as Saratoga Center and two attached buildings known as Gibraltar Center. The Partnership received net proceeds of approximately $20,862,000 after deducting closing costs of approximately $278,000, net closing proration adjustments of approximately $88,000, the repayment of the existing first mortgage note of approximately $3,769,000 and accrued interest of approximately $3,000. As a result of the sale of the Hacienda Park property, the Partnership made a special distribution totalling approximately $19,492,000, or $145 per original $1,000 investment, on December 4, 1998. Approximately $1,370,000 of the total net proceeds from the sale of the Hacienda Park property was added to the Partnership's cash reserves for potential investment in 625 North Michigan Avenue because of the recently approved retail development rights for this property. Given the current strength of the local Pleasanton market conditions, during the quarter ended June 30, 1998 management interviewed potential real estate brokers and selected a national real estate firm that is a leading seller of R&D/office properties to market Hacienda Park for sale. A marketing package was subsequently finalized, and comprehensive sales efforts began in June. As a result of those efforts, several offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was signed on September 21, 1998 with an unrelated third-party prospective buyer and a non-refundable deposit of $1,500,000 was made on October 21, 1998. The prospective buyer completed its due diligence work in early November and closed on this transaction on November 20, 1998, as described above. The Partnership recorded a gain of $8,389,000 on the sale of the Hacienda Park operating investment property.

      On December 21, 1998, Atlanta Asbury Partnership, a joint venture in which the Partnership had an interest, sold the property known as the Asbury Commons Apartments located in Atlanta, Georgia, to an unrelated third party for $13.345 million. The Partnership received net proceeds of approximately $5,613,000 after deducting closing costs of approximately $291,000, closing proration adjustments of approximately $90,000, the repayment of the existing mortgage note of approximately $6,598,000, accrued interest of approximately $10,000 and a prepayment penalty of approximately $743,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of the Asbury Commons property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in a very favorable sale price. As previously reported, the Partnership had selected a regional real estate firm with a strong background in selling apartment properties to market the Asbury Commons property for sale. Sales materials were finalized and an extensive marketing campaign began in September 1998. As a result of these sale efforts, seven offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer and negotiated a purchase and sale agreement. A purchase and sale agreement was signed on November 9, 1998, and the buyer made a deposit of $250,000. After the completion of the buyer's due diligence, the transaction closed as described above on December 21, 1998. The Partnership recorded a gain of $1,541,000 on the sale of the Asbury Commons operating investment property. The Partnership distributed the net proceeds from the sale of the Asbury Commons property in the form of a special capital distribution of approximately $6,453,000, or $48 per original $1,000 investment, paid on February 12, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998. This special distribution included $42.18 per original $1,000 investment, or approximately $5,613,000, of net sale proceeds from the sale of Asbury Commons, along with $5.82 per original $1,000 investment, or approximately $840,000, which represented $783,000 of property escrows received subsequent to the November 20, 1998 sale of Hacienda Business Park and $57,000 of Partnership reserves that exceeded expected future requirements. With the sale of the Asbury Commons Apartments, Hacienda Business Park and The Gables Apartments properties during fiscal 1999 and the resulting reduction in distributable cash flow to be received by the Partnership, the payment of a regular quarterly distribution was discontinued beginning with the quarter ended March 31, 1999. A final regular quarterly distribution of $2.21 per original $1,000 investment was made on February 12, 1999 for the quarter ended December 31, 1998.

      Subsequent to year-end, on May 14, 1999, West Ashley Shoppes Associates, a joint venture in which the Partnership had an interest, sold the property known as West Ashley Shoppes located in Charleston, South Carolina, to an unrelated third party, for $8.1 million. In addition, on May 12, 1999, West Ashley Shoppes Associates had sold an adjacent outparcel of land to another unrelated third party for $280,000. The May 14 transaction involved the remaining real estate owned by the joint venture. Accordingly, the joint venture will be liquidated once the final operating expenses have been paid and the remaining net cash assets have been distributed to the Partnership. The Partnership received total net proceeds from the two sale transactions of approximately $8,070,000 after deducting closing costs of approximately $225,000 and net closing proration adjustments of approximately $85,000. As previously reported, with a strong occupancy level and a stable base of tenants, the Partnership believed it was the opportune time to sell West Ashley Shoppes. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this property type. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in November 1998. As a result of these efforts, ten offers were received. After completing an evaluation of those offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and a non-refundable deposit of $150,000 was made on January 29, 1999. This prospective buyer completed its due diligence review work and the transaction closed on May 14, 1999, as described above. As a result of the sale of West Ashley Shoppes, the Partnership made a Special Distribution of approximately $8,200,000, or $61 per original $1,000 investment, on June 15, 1999 to unitholders of record on May 14, 1999. The Partnership will recognize a gain of approximately $2.5 million in fiscal 2000 in connection with the sale of the West Ashley Shoppes property.

      Gateway Plaza Shopping Center, a 143,300 square foot retail property located in Overland Park (Kansas City), Kansas, was 87% leased and 81% occupied at March 31, 1999. This compared with 95% leased and occupied at the end of the prior quarter and 91% leased and 89% occupied one year ago. Approximately 19,000 square feet in 5 shop spaces remains to be leased. As reported in the third quarter report, the tenant that operated the 13,000 square foot Alpine Hut store at Gateway Plaza closed its business at the end of January 1999. The property's leasing team has been actively negotiating with prospective tenants to lease this space and has signed leases with 2 new tenants to occupy approximately 8,000 square feet of the 13,000 square foot total. One of these new tenants will operate a 5,967 square foot delicatessen which is expected to open in September 1999. The other is an existing tenant which will expand into 2,231 square feet of the former Alpine Hut space by July 31, 1999. This tenant has also expanded into an additional 780 square feet of previously vacant space. During the fourth quarter of fiscal 1999, a tenant which operated a 7,830 square foot men's store exercised their option to close its store at Gateway Plaza. The property's leasing team continues to pursue prospective tenants for this vacant space. The property's leasing team is also working on lease renewals with two tenants occupying a total of 3,627 square feet. Both are expected to sign these renewals during the first quarter of fiscal 2000. Over the next twelve months, three leases representing a total of 15,510 square feet are scheduled to expire.

      As previously reported, during fiscal 1999 the Partnership selected a national real estate firm that is a leading seller of this property type to market Gateway Plaza for sale. Preliminary sales materials were prepared and initial marketing efforts were undertaken in March 1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. As of April 30, 1999, four offers were received. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and negotiated a purchase and sale agreement in May 1999. However, subsequently the prospective buyer decided to terminate the sales contract at the conclusion of its due diligence period. The Partnership is currently in the process of remarketing the property. As a result of the marketing efforts undertaken to date, it would appear as though the drop in occupancy at Gateway Plaza during fiscal 1999 has adversely affected the property's market value. Consequently, the venture recorded a reduction in the net carrying value of the Gateway Plaza operating property totalling $2,517,000 during the current year. This impairment loss is included in the Partnership's share of unconsolidated ventures' losses on the accompanying statement of operations for the year ended March 31, 1999. In order to facilitate a sale transaction, on March 29, 1999 the Partnership paid the co-venturer an amount equal to $141,000 in return for the co-venturer's agreement to exit the joint venture. In connection with the transaction, the co-venturer assigned its interest in the joint venture to Second Equity Partners, Inc., the Managing General Partner of the Partnership. This will enable the Partnership to control the marketing and sales process for the Gateway Plaza property.

      The 625 North Michigan Office Building in Chicago, Illinois, was 95% leased on average for the year ended March 31, 1999, up from the average of 88% achieved for fiscal 1998. Approximately 21,000 square feet in five suites remain to be leased. During the fourth quarter of fiscal 1999, a new tenant signed a lease and took occupancy on 1,500 square feet of space. As previously reported, during fiscal 1999 an existing tenant that occupied approximately 8,000 square feet relocated and expanded into a total of 10,200 square feet. The space was renovated in preparation for the tenant's occupancy, which occurred in March 1999. In addition, two tenants expanded their existing suites by a total of 2,724 square feet during the fourth quarter. Over the next year, twelve leases representing a total of 20,770 square feet are scheduled to expire. The property's leasing team expects that five of these tenants occupying 7,817 square feet will renew, and that the remaining space will be leased to new tenants. The property's leasing team continues to negotiate with two prospective tenants that would lease a total of approximately 6,500 square feet. As previously reported, the local market continues to display an improving trend. In this local market, where there is no current or planned new construction of office space, the market vacancy level at March 31, 1999 has been reduced to 10.1%, which places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan Avenue are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1999. The Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Now that this approval has been obtained, the Partnership is simultaneously exploring potential opportunities to sell this property with the development rights.

      At March 31, 1999, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $6,181,000. Such cash and cash equivalent amounts will be utilized for the working capital requirements of the Partnership, including the capital needs of the Partnership's remaining commercial properties (as discussed further above), and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1999 Compared to 1998
---------------------

      The Partnership had net income of $13,170,000 for the year ended March 31, 1999 as compared to a net loss of $263,000 in the prior year. The large change in the Partnership's net operating results is a result of the gains realized on the sales of three operating investment properties during fiscal 1999. As discussed further above, the Partnership realized gains on the sales of the consolidated Hacienda Business Park and Asbury Commons properties of $8,389,000 and $1,541,000, respectively. In addition, the Partnership's share of the gain from the sale of the unconsolidated Gables at Erin Shades Apartments was $6,031,000.

      The gains realized on the sales of the three operating investment properties were partially offset by an increase in the Partnership's operating loss of $271,000, the Partnership's share of the fiscal 1999 Gateway Plaza impairment loss of $2,517,000 (as discussed further above) and an unfavorable change in the Partnership's share of unconsolidated ventures' income of $71,000. The Partnership's operating loss increased primarily due to the increase in interest expense of $641,000. Interest expense increased as a result of the prepayment penalty of $743,000 incurred on the repayment of the outstanding first mortgage loan secured by the Asbury Commons Apartments. The increase in interest expense was partially offset by an increase in interest and other income of $294,000. Interest and other income increased due to the interest income earned on the temporary investment of the proceeds from the sales of the three operating investment properties during fiscal 1999 pending the special distributions to the Limited Partners. The Partnership's share of unconsolidated ventures' income declined during fiscal 1999 primarily due to an increase in interest expense. Interest expense increased as a result of the prepayment penalty of $472,000 incurred on the repayment of the outstanding first mortgage loan secured by The Gables at Erin Shades Apartments. In addition, interest expense increased at Gateway Plaza by $166,000 as a result of $171,000 of interest expense being capitalized during the prior year as part of construction loan costs. The increases in interest expense at The Gables at Erin Shades Apartments and at Gateway Plaza were partially offset by an increase in net income at 625 North Michigan Avenue. Net income increased at 625 North Michigan Avenue due to an increase in rental income and a decrease in real estate taxes.

1998 Compared to 1997
---------------------

      The Partnership reported a net loss of $263,000 for fiscal 1998 as compared to a net loss of $3,266,000 in fiscal 1997. This $3,003,000 decrease in net loss was a result of a decrease in the Partnership's operating loss of $2,676,000 and an increase in the Partnership's share of unconsolidated ventures' income of $345,000. The decrease in operating loss was primarily a result of the recognition of an impairment loss of $2,700,000 on the carrying value of the consolidated West Ashley Shoppes property during fiscal 1997. In addition, rental income and expense reimbursements from the consolidated joint ventures increased by $73,000 and depreciation expense decreased by $64,000. Rental income and expense reimbursements increased as a result of an increase in rental income of $54,000 and an increase in expense reimbursements of $166,000 at the Hacienda Park joint venture. These increases were the result of an increase in rental rates and the timing of certain real estate tax reimbursements and expense escalation billings. This increase in rental income and expense reimbursements at Hacienda Park was partially offset by a decrease in rental income at Asbury Commons of $125,000 which was partly due to an increase in leasing concessions granted during fiscal 1998 in order to maintain occupancy levels at the property. Depreciation expense decreased mainly as a result of a decrease in deprecation at West Ashley Shoppes. Depreciation decreased at this consolidated joint venture due to the lower depreciable basis of the venture's operating property due to the impairment loss recognized in fiscal 1997. The decrease in impairment loss, the increase in rental income and expense reimbursements and the decrease in depreciation expense were partially offset by increases in general and administrative and property operating expenses of $104,000 and $91,000, respectively. General and administrative expenses increased primarily due to an increase in certain required professional fees, including legal fees related to the examination of potential recovery sources for repair costs at the Asbury Commons Apartments. Property operating expenses increased primarily due to increases in repairs and maintenance expenses at Hacienda Park and West Ashley Shoppes and administrative expenses at Asbury Commons. Repairs and maintenance expense increased at Hacienda Park due to the replacement of an aging lawn sprinkler system. Repairs and maintenance increased at West Ashley Shoppes due to roof repairs. Administrative expenses increased at Asbury Commons mainly as a result of an increase in advertising costs.

      The increase in the Partnership's share of unconsolidated ventures' income of $345,000 was primarily the result of an increase in the Partnership's share of income from the Gateway Plaza Shopping Center (formerly Loehmann's Plaza) of $349,000. The increase in net income from Gateway Plaza was the result of an increase in rental income of $316,000. Rental income increased mainly due to the 13,410 square foot lease, representing 9% of the Center's leasable area, signed with Gateway 2000 Country Stores which took occupancy in June 1997. In addition, net income increased at The Gables joint venture by $59,000 during fiscal 1998. Net income increased at this joint venture due to an increase in rental income resulting from an increase in average occupancy during fiscal 1998. The increases in net income at Gateway Plaza Shopping Center and The Gables were partially offset by a decrease in net income at 625 North Michigan of $54,000. Net income at 625 North Michigan decreased as a result of increases in real estate taxes and repairs and maintenance expenses of $147,000 and $149,000, respectively. Real estate taxes increased due to an increase in the assessed value of the 625 North Michigan property. Repairs and maintenance expense increased mainly due to the modernization of the building's elevator controls which was completed during fiscal 1998.

1997 Compared to 1996
---------------------

      The Partnership reported a net loss of $3,266,000 for the fiscal year ended March 31, 1997 as compared to net income of $5,523,000 for the prior year. This unfavorable change in the Partnership's net operating results was primarily due to the gains recognized on the sales of the Richland Terrace/Richmond Park and Treat Commons II properties during fiscal 1996 and the loss on the impairment of the West Ashley Shoppes property recognized in fiscal 1997. The Partnership's share of the gains on the sale of the Richland Terrace/Richmond Park and Treat Commons II properties in fiscal 1996 (including the write-off of unamortized excess basis) was $4,344,000 and $2,422,000, respectively. As noted above, during fiscal 1997 the Partnership recognized an impairment loss on the carrying value of the consolidated West Ashley Shoppes property of $2,700,000.

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

      The Partnership's share of unconsolidated ventures' income, excluding the gains recognized from the sale of Treat Commons II, Richland Terrace and Richmond Park in fiscal 1996, increased by $198,000 primarily due to an increase of $81,000 in rental revenues from The Gables Apartments, an increase in other income of $71,000 at the 625 North Michigan joint venture, a reduction of $86,000 in interest expense from the Loehmann's Plaza joint venture and declines in property operating expenses at all three remaining unconsolidated joint ventures. This favorable change occurred despite the fact that the Partnership's share of unconsolidated ventures' income in fiscal 1996 included the operations of the Richland Terrace and Richmond Park properties which were sold on November 2, 1995 and Treat Commons II which was sold on December 29, 1995. Rental revenues at The Gables improved due to increases in both average occupancy and rental rates due to improving market conditions. Rental revenues were down slightly at both 625 North Michigan and Loehmann's Plaza due to declines in occupancy. The reduction in interest expense at the Loehmann's Plaza joint venture was due to the fact that a portion of the venture's interest costs were capitalized during fiscal 1997 as a result of the property expansion and renovation project. The declines in property operating expenses included a $114,000 reduction in bad debt expense at Loehmann's Plaza, a decrease of $35,000 in repairs and maintenance expenses at 625 North Michigan and declines in salary and utility expenses totalling $49,000 at The Gables. The favorable changes in rental revenues, other income, interest expense and property operating expenses were partially offset by an increase of $207,000 in real estate tax expense of the 625 North Michigan joint venture during fiscal 1997.

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

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. Limited new construction and healthy economic growth have significantly improved the supply and demand fundamentals for office buildings in many markets throughout the country over the past year. The commercial office segment has begun to experience new development activity in selected areas after several years of virtually no new supply being added to the market. The retail segment of the real estate market continues to suffer from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price. In the case of the Gateway Plaza joint venture, subsequent to year-end, the Partnership bought out the subordinated interest of the co-venture partner and assigned it to the Managing General Partner of the Partnership. As a result, no such conflicts should exist on this investment.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of office and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The  Partnership  completed  its twelfth full year of operations in fiscal
1999. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping center and office building contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, the Gateway Plaza and 625 North Michigan properties have, or have had in recent years, a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

Item 7A.  Market Risk Disclosures

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents and mortgage notes payable. The cash equivalents are invested exclusively in short-term money market instruments and the long-term debt consists exclusively of fixed rate obligations. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts, and due to the Partnership's expected liquidation by the end of calendar year 1999, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.

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

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                    Date elected
  Name                        Office                           Age  to Office
  ----                        ------                           ---  ---------

Bruce J. Rubin          President and Director                 39    8/22/96
Terrence E. Fancher     Director                               45    10/10/96
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                    51    10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer                  56    4/17/85  *
Thomas W. Boland        Vice President and Controller          36    12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1999, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

     The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

     The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

     The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 5.25% per annum on invested capital from January 1, 1991 through the quarter ended June 30, 1994 and at a rate of 2% per annum on invested capital from July 1, 1994 through September 30, 1995. Effective with the payment for the quarter ended December 31, 1995, the annualized distribution rate was reduced to 1% on a Limited Partner's remaining capital account, where it remained through the quarter ended December 31, 1998. The sales of Asbury Commons Apartments, Hacienda Business Park and The Gables Apartments during fiscal 1999 significantly reduced the distributable cash flow to be received by the Partnership. As a result, the payment of a regular quarterly distribution has been discontinued beginning with the quarter ended March 31, 1999. The final regular quarterly distribution payment was made on February 12, 1999 for the quarter ended December 31, 1998. Furthermore, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

     All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1999. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

      An affiliate of the Adviser performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1999 is $236,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $21,000 included in general and administrative expenses for managing the Partnership's cash assets during fiscal 1999. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the PWPI.

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

   (b) No reports on Form 8-K were filed during the last quarter of fiscal 1998. However, a Current Report on Form 8-K dated May 14, 1999 was filed by the Partnership subsequent to year-end to report the sale of West Ashley Shoppes and is hereby incorporated herein by reference.

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


Dated:  June 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                     Date: June 28 , 1999
   ---------------------------                  --------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                Date: June 28, 1999
   ---------------------------                  -------------
   Terrence E. Fancher
   Director

                                 ANNUAL REPORT ON FORM 10-K
                                       Item 14(a)(3)

                    PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP


                                INDEX TO EXHIBITS

                                                     Page Number in the Report
Exhibit No.   Description of Document                Or Other Reference

(3) and (4)   Prospectus of the Partnership          Filed with the Commission pursuant
              dated July 21, 1986, as                to Rule 424(c) and incorporated
              supplemented, with particular          herein by reference.
              reference to the Restated
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission pursuant
              filed as exhibits to registration      to Section  13 or  15(d) of the
              statements and amendments thereto      Securities Act of 1934 and
              of the registrant together with all    incorporated herein  by reference.
              such contracts filed as exhibits of
              previously filed Forms 8-K and Forms
              10-K are hereby incorporated herein
              by reference.


(13)          Annual Report to Limited Partners      No Annual Report for fiscal year
                                                     1999  has  been  sent to the Limited
                                                     Partners.  An Annual Report will be
                                                     sent to the Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item I of Part I of his
                                                     Report  Page  I-1,  to which eference
                                                     is hereby made.

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

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference
                                                                      ---------

PaineWebber Equity Partners Two Limited Partnership:

   Report of independent auditors                                         F-2

   Consolidated balance sheets as of March 31, 1999 and 1998              F-3

   Consolidated statements of operations for the years ended
     March 31, 1999, 1998 and 1997                                        F-4

   Consolidated statements of changes in partners' capital (deficit)
     for the years ended March 31, 1999, 1998 and 1997                    F-5

   Consolidated  statements  of cash flows for the years ended
      March 31,  1999, 1998 and 1997                                      F-6

   Notes to consolidated  financial statements                            F-7

   Schedule III - Real Estate and Accumulated Depreciation               F-25

Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership:

   Report of independent auditors                                        F-26

   Combined balance sheets as of December 31, 1998 and 1997              F-27

   Combined statements of income and changes in venturers' capital
      for the years ended December 31, 1998, 1997 and 1996               F-28

   Combined statements of cash flows for the years ended
      December 31, 1998, 1997 and 1996                                   F-29

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

                         REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Equity Partners Two Limited Partnership:

      We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Two Limited Partnership as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Two Limited Partnership at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                     /s/ERNST & YOUNG LLP
                                     --------------------
                                     ERNST & YOUNG LLP




Boston, Massachusetts
June 18, 1999

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998
                    (In thousands, except for per Unit data)

                                           ASSETS
                                                       1999            1998
                                                       ----            ----
Operating investment properties:
   Land                                            $   2,342        $   7,351
   Building and improvements                           5,437           40,616
                                                   ---------        ---------
                                                       7,779           47,967
   Less accumulated depreciation                      (2,307)         (14,044)
                                                   ---------        ---------
                                                       5,472           33,923

Investments in unconsolidated joint
  ventures, at equity                                 27,774           30,237
Cash and cash equivalents                              6,181            6,202
Escrowed cash                                              -              398
Accounts receivable                                      346              236
Prepaid expenses                                           6               31
Deferred rent receivable                                 135              737
Deferred expenses, net of accumulated
  amortization of $165 ($883 in 1998)                     58              510
Other assets                                              17                -
                                                   ---------        ---------
                                                   $  39,989        $  72,274
                                                   =========        =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $     170        $     427
Net advances from consolidated ventures                  156              115
Tenant security deposits                                   -              111
Bonds payable                                              -            2,171
Mortgage notes payable                                 9,132           19,369
Other liabilities                                          -              331
                                                   ---------        ---------
      Total liabilities                                9,458           22,524

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net income                                 288              158
   Cumulative cash distributions                        (725)            (713)

  Limited Partners ($1 per Unit;
    134,425,741 Units issued):
   Capital contributions, net of offering costs      119,747          119,747
   Cumulative net income                              28,349           15,309
   Cumulative cash distributions                    (117,129)         (84,752)
                                                   ---------        ---------
      Total partners' capital                         30,531           49,750
                                                   ---------        ---------
                                                   $  39,989        $  72,274
                                                   =========        =========


                             See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1999, 1998 and 1997
                    (In thousands, except for per Unit data)



                                               1999         1998        1997
                                               ----         ----        ----
Revenues:
   Rental income and expense
     reimbursements                         $   5,057   $   5,084    $  5,011
   Interest and other income                      697         403         358
                                            ---------   ---------    --------
                                                5,754       5,487       5,369
Expenses:
   Loss on impairment of operating
     investment property                            -           -       2,700
   Interest expense                             2,602       1,961       1,990
   Depreciation expense                         1,944       1,889       1,953
   Property operating expenses                  1,301       1,370       1,279
   Real estate taxes                              484         521         479
   General and administrative                     640         632         528
   Amortization expense                            45         105         107
                                            ---------   ---------    --------
                                                7,016       6,478       9,036
                                            ---------   ---------    --------

Operating loss                                 (1,262)       (991)     (3,667)

Gain on sale of operating investment
   properties                                   9,930           -           -

Other expense                                     331           -          18

Investment income:
   Partnership's share of unconsolidated
     ventures' income                             657         728         383
   Partnership's share of loss on impairment
     of operating investment property          (2,517)          -           -
   Partnership's share of gain on
     sale of unconsolidated operating
     investment property                        6,031           -            -
                                            ---------   ---------    --------
                                                4,171         728         383
                                            ---------   ---------    --------
Net income (loss)                           $  13,170   $    (263)   $ (3,266)
                                            =========   =========    ========

Net income (loss) per 1,000
  Limited Partnership Units                 $   97.00   $  (1.94)    $ (24.04)
                                            =========   ========     ========

Cash distributions per 1,000
  Limited Partnership Units                 $  240.84   $   8.84     $   8.84
                                            =========   ========     ========


      The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each year.




                             See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1999, 1998 and 1997
                                 (In thousands)


                                     General         Limited
                                     Partners        Partners      Total
                                     --------        --------      -----

Balance at March 31, 1996            $   (494)       $56,173      $ 55,679

Cash distributions                        (13)        (1,187)       (1,200)

Net loss                                  (32)        (3,234)       (3,266)
                                     --------        -------      --------

Balance at March 31, 1997                (539)        51,752        51,213

Cash distributions                        (12)        (1,188)       (1,200)

Net loss                                   (3)          (260)         (263)
                                     --------        -------       -------

Balance at March 31, 1998                (554)        50,304        49,750

Cash distributions                        (12)       (32,377)      (32,389)

Net income                                130         13,040        13,170
                                     --------        -------       -------

Balance at March 31, 1999            $   (436)       $30,967       $30,531
                                     ========        =======       =======























                             See accompanying notes.


                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                                 1999          1998        1997
                                                                 ----          ----        ----
Cash flows from operating activities:
  Net income (loss)                                              $  13,170     $  (263)   $  (3,266)
  Adjustments to reconcile net income (loss) to net
    cash provided by  operating activities:
   Loss on impairment of operating investment property                   -           -        2,700
   Gain on sale of operating investment properties                  (9,930)          -            -
   Consolidated venture partners' share of operations                 (331)          -            -
   Partnership's share of unconsolidated ventures' income             (657)       (728)        (383)
   Partnership's share of loss on impairment of operating
     investment property                                             2,517           -            -
   Partnership's share of gains on sale of unconsolidated
     operating investment properties                                (6,031)          -            -
   Depreciation and amortization                                     1,989       1,994        2,060
   Amortization of deferred financing costs                             26          44           44
   Changes in assets and liabilities:
     Escrowed cash                                                     398        (119)        (129)
     Accounts receivable                                              (110)        (85)         110
     Accounts receivable - affiliates                                    -           -           15
     Prepaid expenses                                                   25          19          (21)
     Deferred rent receivable                                           72          95         (101)
     Other assets                                                      (17)          -            -
     Accounts payable and accrued expenses                            (257)        156          (12)
     Advances to/from consolidated ventures                             41        (285)         478
     Tenant security deposits                                         (111)         (5)          20
     Other liabilities                                                   -           -          (18)
                                                                 ---------     -------    ---------
      Total adjustments                                            (12,376)      1,086        4,763
                                                                 ---------     -------    ---------
      Net cash provided by operating activities                        794         823        1,497
                                                                 ---------     -------    ---------

Cash flows from investing activities:
  Net proceeds from sales of operating investment properties        37,776           -            -
  Distributions from unconsolidated ventures                         7,771       3,240        2,744
  Additional investments in unconsolidated ventures                 (1,137)       (965)      (1,939)
  Additions to operating investment properties                      (1,862)       (598)        (444)
  Payment of leasing commissions and other deferred expenses          (591)        (13)         (94)
                                                                 ---------     -------    ---------
      Net cash provided by investing activities                     41,957       1,664          267
                                                                 ---------     -------    ---------

Cash flows from financing activities:
  Distributions to partners                                        (32,389)     (1,200)      (1,200)
  Repayment of principal on notes payable                          (10,237)       (281)        (257)
  Payments on district bond assessments                               (146)       (126)        (111)
                                                                 ---------     -------    ---------
      Net cash used in financing activities                        (42,772)     (1,607)      (1,568)
                                                                 ---------     -------    ---------

Net (decrease) increase in cash and cash equivalents                   (21)        880          196

Cash and cash equivalents, beginning of year                         6,202       5,322        5,126
                                                                 ---------     -------    ---------

Cash and cash equivalents, end of year                           $   6,181     $ 6,202    $   5,322
                                                                 =========     =======    =========

Supplemental disclosures:
   Cash paid during the year for interest                        $   2,576     $ 1,917    $   1,974
                                                                 =========     =======    =========

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

      The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1999, seven of these investments had been sold, including three during fiscal 1999. In addition, subsequent to year-end, on May 14, 1999 the Partnership sold the West Ashley Shoppes property (see Note 4). After this sale transaction, the Partnership retains an interest in two operating properties, which consist an office complex and a retail shopping center. The Partnership is currently focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed by the end of calendar year 1999. The sale of the remaining investments would be followed by a liquidation of the Partnership.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended March 31, 1999. Actual results could differ from the estimates and assumptions used.

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

      As discussed further in Note 4, the Partnership acquired control of Hacienda Park Associates on December 10, 1991 and the Atlanta Asbury Partnership on February 14, 1992. In addition, the Partnership acquired control of West Ashley Shoppes Associates in May of 1994. Accordingly, these joint ventures are presented on a consolidated basis in the accompanying financial statements. As discussed above, these joint ventures also have a December 31 year-end and, accordingly, operations of the ventures are reported on a three-month lag. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances to and from consolidated ventures on the accompanying balance sheets.

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

      Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over the estimated useful lives of the operating investment properties, generally five years for the furniture and fixtures and thirty-one and a half years for the buildings and improvements. During fiscal 1996, circumstances indicated that the consolidated Hacienda Park operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the joint venture commenced recording additional annual charges to depreciation expense to adjust the carrying value of the Hacienda Park property such that it will match the expected reversion value at the time of disposition. Acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements have been capitalized and are included in the cost of the operating investment properties. Capitalized construction period interest and taxes of West Ashley Shoppes, in the aggregate amount of approximately $485,000, is included in the balance of operating investment properties on the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense when incurred.

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

      Deferred expenses at March 31, 1999 and 1998 include deferred commissions of West Ashley Shoppes Associates, which are being amortized on a straight-line basis over the term of the respective lease. Deferred expenses at March 31, 1998 included loan costs incurred in connection with the Asbury Commons and Hacienda Park mortgage notes payable described in Note 6, which were being amortized using the effective interest method over their respective terms. The amortization of such costs was included in interest expense on the accompanying statements of operations. Deferred expenses at March 31, 1998 also included legal fees associated with the organization of the Hacienda Park joint venture, which were amortized on the straight-line basis over a sixty-month term, and deferred commissions and lease cancellation fees of Hacienda Park Associates, which were being amortized on a straight-line basis over the term of the respective lease.

      Escrowed cash at March 31, 1998 included funds escrowed for the payment of property taxes and tenant security deposits of the Asbury Commons and Hacienda Park consolidated joint ventures.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the tax loss incurred will be allocated among the partners. The principal difference between the Partnership's accounting on a federal income tax basis and the accompanying financial statements prepared in accordance with generally accepted accounting principals (GAAP) relates to the methods used to determine the depreciation expense on the consolidated and unconsolidated operating investment properties. As a result of the difference in depreciation, the gains calculated upon the sale of the operating investment properties for GAAP purposes differ from those calculated for federal income tax purposes.

      The cash and cash equivalents, escrowed cash, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and escrowed cash approximate their fair values as of March 31, 1999 and 1998 due to the short-term maturities of these instruments. It was not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see
Note 6).

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 7.5% noncumulative annual return on their adjusted capital contributions. The General Partners will then receive distributions until they have received an amount equal to 1.01% of total distributions of distributable cash which has been made to all partners and PWPI has received an amount equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. Due to the reduction in the Partnership's quarterly distribution rate to 2% during fiscal 1992, no management fees were earned for the fiscal years ended March 31, 1999, 1998 and 1997, in accordance with the advisory agreement. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the amended Partnership Agreement.

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

      Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $236,000, $230,000 and $224,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $21,000, $17,000, and $13,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1999, 1998 and 1997, respectively.

4.  Operating Investment Properties
    -------------------------------

      The Partnership's balance sheet at March 31, 1999 includes one operating investment property (three at March 31, 1998): the West Ashley Shoppes Shopping Center, owned by West Ashley Shoppes Associates. As discussed further below, on November 20, 1998 Hacienda Park Associates, a joint venture in which the Partnership had an interest, sold its operating investment properties to an unrelated third party. On December 31, 1998, Atlanta Asbury Partnership, a joint venture in which the Partnership had an interest, sold the Asbury Commons Apartments to an unrelated third party. In May 1994, the Partnership and the co-venturer in the West Ashley joint venture executed a settlement agreement whereby the Partnership assumed control over the affairs of the venture. The Partnership obtained controlling interests in the Hacienda Park and Asbury Commons joint ventures during fiscal 1992. Accordingly, all three joint ventures are presented on a consolidated basis in the accompanying financial statements. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag. Descriptions of the operating investment properties and the agreements through which the Partnership acquired its interests in the properties are provided below.

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

      On November 20, 1998, Hacienda Park Associates sold the Hacienda Business Park property to an unrelated third party for $25 million. The Partnership received net proceeds of approximately $20,862,000 after deducting closing costs of approximately $278,000, net closing proration adjustments of approximately $88,000, the repayment of the existing first mortgage note of approximately $3,769,000 and accrued interest of approximately $3,000. As a result of the sale of the Hacienda Park property, the Partnership made a special distribution totalling approximately $19,492,000, or $145 per original $1,000 investment, on December 4, 1998. Approximately $1,370,000 of the total net proceeds from the sale of the Hacienda Park property were added to the Partnership's cash reserves for potential investment in the 625 North Michigan joint venture (see Note 5) because of the recently approved retail development rights for this property. Given the current strength of the local Pleasanton market conditions, during the quarter ended June 30, 1998 management interviewed potential real estate brokers and selected a national real estate firm that is a leading seller of R&D/office properties to market Hacienda Park for sale. A marketing package was subsequently finalized, and comprehensive sales efforts began in June. As a result of those efforts, several offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was signed on September 21, 1998 with an unrelated third-party prospective buyer and a non-refundable deposit of $1,500,000 was made on October 21, 1998. The prospective buyer completed its due diligence work in early November and closed on this transaction on November 20, 1998, as described above. The Partnership recognized a gain of $8,389,000 on the sale of the Hacienda Plaza property in fiscal 1999.

      During the guaranty period, which was to have run from December 24, 1987 to December 24, 1991, the co-venturer had guaranteed to fund all operating deficits, capital costs and the Partnership's preference return distribution in the event that cash flow from property operations was insufficient. The co-venturer defaulted on the guaranty obligations in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992, when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a five-year promissory note in the initial face amount of $300,000 payable to the Partnership without interest. Unless prepaid, the balance of the note escalates as to the principal balance annually up to a maximum of $600,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. No payments have been received to date. The $600,000 balance of the note receivable became due and payable on October 31, 1996. The Partnership will continue to pursue collection of this balance during fiscal 2000. However, there are no assurances that any portion of this balance will be collected.

      Per the terms of the joint venture agreement, net income from operations was to be allocated first to the Partnership to the extent of its preference return and then 75% to the Partnership and 25% to the co-venturer. Net losses from operations were to be allocated 75% to the Partnership and 25% to the co-venturer.

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

      During fiscal 1997, the Partnership became aware of certain potential construction problems at the Asbury Common Apartments. The initial analysis of the construction problems revealed extensive deterioration of the wood trim and evidence of potential structural problems affecting the exterior breezeways, the decks of certain apartment unit types and the stairway towers. A design and construction team was organized to further evaluate the potential problems, make cost-effective remediation recommendations and implement the repair program. The cost of the repair work required to remediate this situation was estimated at approximately $1.5 million. During fiscal 1998, the Partnership distributed bid application packages to pre-qualified contractors and executed construction contracts for the repair work. Repair and replacement work was completed during fiscal 1999. During fiscal 1998, the Partnership filed a warranty claim against the manufacturer of the fiberglass-composite roofing shingles installed when the property was built. During fiscal 1999, the manufacturer of the roofing shingles agreed to provide the Partnership with the materials to replace the existing roofing shingles. Also during fiscal 1999, the Partnership reached a settlement agreement with the original developer of the Asbury Commons property whereby the developer agreed to pay the Partnership $200,000. Under the terms of this agreement, the Partnership received a payment of $100,000 during the fourth quarter of fiscal 1998, and received a final payment of $100,000 during fiscal 1999. The payments were recorded as reductions in the carrying value of the operating investment property during fiscal 1999.

      On December 21, 1998, Atlanta Asbury Partnership sold the property known as the Asbury Commons Apartments located in Atlanta, Georgia, to an unrelated third party for $13.345 million. The Partnership received net proceeds of approximately $5,613,000 after deducting closing costs of approximately $291,000, closing proration adjustments of approximately $90,000, the repayment of the existing mortgage note of approximately $6,598,000, accrued interest of approximately $10,000 and a prepayment penalty of approximately $743,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of the Asbury Commons property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in a very favorable sale price. The Partnership had selected a regional real estate firm with a strong background in selling apartment properties to market the Asbury Commons property for sale. Sales materials were finalized and an extensive marketing campaign began in September 1998. As a result of these sale efforts, seven offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer and negotiated a purchase and sale agreement. A purchase and sale agreement was signed on November 9, 1998, and the buyer made a deposit of $250,000. After the completion of the buyer's due diligence, the transaction closed as described above on December 21, 1998. The Partnership recorded a gain of $1,541,000 on the sale of the Asbury Commons property during fiscal 1999. The Partnership distributed the net proceeds from the sale of the Asbury Commons property in the form of a special capital distribution of approximately $6,453,000, or $48 per original $1,000 investment, which was paid on February 12, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998. This special distribution included $42.18 per original $1,000 investment, or approximately $5,613,000, of net sale proceeds from the sale of Asbury Commons, along with $5.82 per original $1,000 investment, or approximately $840,000, which represented $783,000 of property escrows received subsequent to the November 20, 1998 sale of Hacienda Business Park and $57,000 of Partnership reserves that exceeded expected future requirements.

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

      Subsequent to the withdrawal of the original co-venture partner and the assignment of its interest in the venture to the Partnership and the Managing General Partner, on September 26, 1994, the joint venture agreement was amended and restated. The terms of the amended and restated venture agreement called for net income to be allocated as follows: (1) 100% to the Partnership until the Partnership had been allocated an amount equal to a 10% cumulative non-compounded return on the Partnership's net investment and any additional contributions made by the Partnership, and (2) thereafter, 99% to the Partnership and 1% to the Managing General Partner. Losses were to be allocated 99% to the Partnership and 1% to the Managing General Partner.

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

      Subsequent to year-end, on May 14, 1999, West Ashley Shoppes Associates sold the West Ashley Shoppes property to an unrelated third party for $8.1 million. In addition, on May 12, 1999, West Ashley Shoppes Associates had sold an adjacent outparcel of land to another unrelated third party for $280,000. The May 14 transaction involved the remaining real estate owned by the joint venture. Accordingly, the joint venture will be liquidated once the final operating expenses have been paid and the remaining net cash assets have been distributed to the Partnership. The Partnership received total net proceeds from the two sale transactions of approximately $8,070,000 after deducting closing costs of approximately $225,000 and net closing proration adjustments of approximately $85,000. With a strong occupancy level and a stable base of tenants, the Partnership believed it was the opportune time to sell West Ashley Shoppes. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this property type. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in November 1998. As a result of these efforts, ten offers were received. After completing an evaluation of those offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and a non-refundable deposit of $150,000 was made on January 29, 1999. This prospective buyer completed its due diligence review work and the transaction closed on May 14, 1999, as described above. As a result of the sale of West Ashley Shoppes, the Partnership made a Special Distribution of approximately $8,200,000, or $61 per original $1,000 investment, on June 15, 1999 to unitholders of record on May 14, 1999. The Partnership will recognize a gain of approximately $2.5 million in fiscal 2000 in connection with the sale of the West Ashley Shoppes property.

      The terms of the joint venture agreement called for net income or loss to be allocated to the Partnership and the co-venturer in the same proportion as cash distributions, except for certain items which were to be specifically allocated to the partners, as defined, in the joint venture agreement. Such items included the amortization of acquisition fees and organization expenses and allocation of depreciation related to recording of the building at fair value based upon its purchase price.

      The following is a combined summary of property operating expenses for the consolidated joint ventures for the years ended December 31, 1998 (through the date of sale for Hacienda Park Associates and Atlanta Asbury Partnership), 1997 and 1996 (in thousands):

                                                1998        1997         1996
                                                ----        ----         ----

      Property operating expenses:
        Utilities                            $     87    $    207    $    205
        Repairs and maintenance                   855         451         425
        Salaries and related costs                 30         224         210
        Administrative and other                  221         282         225
        Insurance                                  31          53          53
        Management fees                            77         153         161
                                             --------    --------    --------
                                             $  1,301    $  1,370    $  1,279
                                             ========    ========    ========

5.  Investments in Unconsolidated Joint Ventures
    --------------------------------------------

      The Partnership had investments in two unconsolidated joint venture partnerships which own operating investment properties at March 31, 1999 (three at March 31, 1998). As discussed further below, on July 2, 1998, Richmond Gables Associates, a joint venture in which the Partnership had an interest, sold The Gables at Erin Shades Apartments to an unrelated third party.

    Condensed  combined  financial   statements  of  the  unconsolidated   joint
ventures, for the periods indicated, are as follows:

                        Condensed Combined Balance Sheets
                           December 31, 1998 and 1997
                                 (in thousands)

                                     Assets
                                                          1998         1997
                                                          ----         ----

      Current assets                                   $  1,261      $  1,234
      Operating investment properties, net               46,512        54,902
      Other assets                                        4,471         4,367
                                                       --------      --------
                                                       $ 52,244      $ 60,503
                                                       ========      ========

                       Liabilities and Venturers' Capital

      Current liabilities                              $  2,297      $  2,740
      Other liabilities                                     310           318
      Long-term debt                                      3,742         8,720
      Partnership's share of venturers' capital          27,142        29,874
      Co-venturers' share of venturers' capital          18,753        18,851
                                                       --------      --------
                                                       $ 52,244      $ 60,503
                                                       ========      ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                              1998         1997         1996
                                              ----         ----         ----
     Revenues:
      Rental revenues and expense
        reimbursements                     $  9,870    $  9,814     $  9,297
      Interest and other income                 410         481          343
                                           --------    --------     --------
                                             10,280      10,295        9,640

     Expenses:
      Loss due to impairment of
        operating investment property         2,517           -            -
      Property operating and other
        expenses                              2,828       3,230        3,009
      Real estate taxes                       1,868       2,323        2,212
      Interest on long-term debt              1,061         661          663
      Interest on note payable to venturer        -           -            -
      Depreciation and amortization           3,273       3,177        3,158
                                           --------    --------     --------
                                             11,547       9,391        9,042
                                           --------    --------     --------

     Operating income (loss)                 (1,267)        904          598
     Gains on sale of operating
       investment properties                  6,400           -            -
                                           --------    --------     --------
     Net income                            $  5,133    $    904     $    598
                                           ========    ========     ========

     Net income:
        Partnership's share of
          combined income                  $  4,250    $    786     $    441
        Co-venturers' share of
          combined income                       883         118          157
                                           --------    --------     --------
                                           $  5,133    $    904     $    598
                                           ========    ========     ========

                   Reconciliation of Partnership's Investment
                             March 31, 1999 and 1998
                                 (in thousands)
                                                           1999         1998
                                                           ----         ----
      Partnership's share of capital at
        December 31, as shown above                    $ 27,142    $  29,874
      Excess basis due to investments in joint
        ventures, net (1)                                 1,011        1,036
      Timing differences (2)                               (379)        (673)
                                                      --------     ---------
         Investments in unconsolidated joint
          ventures, at equity at March 31              $ 27,774    $  30,237
                                                       ========    =========

      (1)At March 31, 1999 and 1998, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by approximately $1,011,000 and $1,036,000, respectively. This amount, which relates to certain costs incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties (generally 30 years).

      (2)The timing differences between the Partnership's share of capital account balances and its investments in joint ventures consist of capital contributions made to joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2.

               Reconciliation of Partnership's Share of Operations For the years ended March 31, 1999, 1998 and 1997
                                 (in thousands)

                                              1999         1998         1997
                                              ----         ----         ----

      Partnership's share of operations,
         as shown above                    $  4,250    $     786      $    441
      Amortization of excess basis              (79)         (58)          (58)
                                           --------    ---------      --------
      Partnership's share of
         unconsolidated ventures'
         net income                        $  4,171    $     728      $    383
                                           ========    =========      ========

      The Partnership's share of the net income of the unconsolidated joint ventures is presented as follows in the accompanying statements of operations:

                                             1999          1998         1997
                                             ----          ----         ----

      Partnership's share of
         unconsolidated ventures'
         income                            $    657    $     728      $    383
      Partnership's share of loss on
        impairment of operating
        investment property                  (2,517)           -             -
      Partnership's share of gain on
        sale of unconsolidated operating
        investment property                   6,031            -             -
                                           --------    ---------      --------
                                           $  4,171    $     728      $    383
                                           ========    =========      ========

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

      Investments  in   unconsolidated   joint  ventures,   at  equity,  on  the
accompanying balance sheets is comprised of the following equity method carrying values (in thousands):
                                                          1999           1998
                                                          ----           ----

        Chicago-625 Partnership                        $   18,148     $ 18,131
        Richmond Gables Associates                              -         (244)
        Daniel/Metcalf Associates Partnership               9,626       12,350
                                                       ----------     --------
         Investments in unconsolidated joint ventures  $   27,774     $ 30,237
                                                       ==========     ========

      The Partnership received cash distributions from the unconsolidated ventures during the years ended March 31, 1999, 1998 and 1997 as set forth below (in thousands):
                                                1999         1998        1997
                                                ----         ----        ----

        Chicago-625 Partnership            $    1,441   $   1,504    $  1,689
        Richmond Gables Associates              5,211         206         198
        Daniel/Metcalf Associates
          Partnership                           1,119       1,530         641
        TCR Walnut Creek Limited
          Partnership                               -           -         182
        Portland Pacific Associates                 -           -          34
                                           ----------   ---------    --------
                                           $    7,771   $   3,240    $  2,744
                                           ==========   =========    ========

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

      The aggregate cash investment made by the Partnership for its current interest was $26,010,000 (including an acquisition fee of $1,316,600 paid to PWPI and certain closing costs of $223,750). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners One Limited Partnership (PWEP1), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP1's cash investment for its current interest was $17,278,000 (including an acquisition fee of $383,400 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP1 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP1. Through December 31, 1998, the Partnership had made additional contributions totalling $5,442,000 to cover these leasing expenses. The repayment of Leasing Expense Contributions has a specific priority in the distribution of net sale or refinancing proceeds in accordance with the terms of the amended joint venture agreement, as discussed further below.

      During   calendar   1995,   circumstances   indicated   that  Chicago  625
Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording additional annual depreciation charges to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition.

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

      Net cash flow will be distributed as follows: First, a preference return, payable monthly, to the Partnership and PWEP1 of 9% of their respective net cash investments, as defined. Second, to the payment of any unpaid accrued interest and principal on all outstanding default notes. Third, to the payment of any unpaid accrued interest and principal on all outstanding operating notes. Fourth, 70% in total to the Partnership and PWEP1 and 30% to the co-venturer. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $9,365,000 at December 31, 1998.

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

      On July 2, 1998, Richmond Gables Associates sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between the Partnership and its co-venture partner in accordance with the terms of The
Gables joint venture agreement. The Partnership received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, the Partnership prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of The Gables property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of a very favorable selling price. The Partnership distributed the $5,153,000 of net proceeds from the sale of The Gables, along with an amount of cash reserves that exceeded expected future requirements, in the form of a special distribution totalling approximately $5,243,000, or $39 per original $1,000 investment, which was paid on July 20, 1998. The joint venture recognized a gain of $6,400,000 on the sale of the Gables property in fiscal 1999. The Partnership's share of such gain amounted to $6,031,000.

      Net income and loss were to be allocated as follows: (1) depreciation was to be allocated to the Partnership, (2) income was to be allocated to the Partnership and co-venturer in the same proportion as cash distributions. Losses were to be allocated in amounts equal to the positive capital accounts of the Partnership and co-venturer and (3) all other profits and losses were to be allocated 70% to the Partnership and 30% to the co-venturer.

      The joint venture had entered into a management contract with an affiliate of the co-venturer which was cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee was 5% of gross rents, as defined.

      c)  Daniel/Metcalf Associates Partnership
          -------------------------------------

      The Partnership acquired an interest in Daniel/Metcalf Associates Partnership (the "joint venture"), a Virginia general partnership organized on September 30, 1987 in accordance with a joint venture agreement between the Partnership and Plaza 91 Investors, L.P., an affiliate of Daniel Realty Corp., organized to own and operate Gateway Plaza Shopping Center (formerly Loehmann's Plaza), a community shopping center located in Overland Park, Kansas. The property, which was 87% leased and 81% occupied as of March 31, 1999, consists of approximately 142,000 net rentable square feet on approximately 19 acres of land.

      During fiscal 1999 the Partnership selected a national real estate firm that is a leading seller of this property type to market Gateway Plaza for sale. Preliminary sales materials were prepared and initial marketing efforts were undertaken in March 1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. As of April 30, 1999, four offers were received. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and negotiated a purchase and sale agreement in May 1999. However, subsequently the prospective buyer decided to terminate the sales contract at the conclusion of its due diligence period. The Partnership is currently in the process of remarketing the property. As a result of the marketing efforts undertaken to date, it would appear as though a drop in occupancy at Gateway Plaza during fiscal 1999 has adversely affected the property's market value. Consequently, the venture recorded a reduction in the net carrying value of the Gateway Plaza operating property totalling $2,517,000 during the current year. This impairment loss is included in the Partnership's share of unconsolidated ventures' losses on the accompanying statement of operations for the year ended March 31, 1999. In order to facilitate a sale transaction, on March 29, 1999 the Partnership paid the co-venturer an amount equal to $141,000 in return for the co-venturer's agreement to exit the joint venture. In connection with the transaction, the co-venturer assigned its interest in the joint venture to Second Equity Partners, Inc., the Managing General Partner of the Partnership. This will enable the Partnership to control the marketing and sales process for the Gateway Plaza property. As a result of the assignment, the Gateway Plaza joint venture will be presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 2000.

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

      Net cash flow of the joint venture is to be distributed monthly in the following order of priority: (1) the Partnership will receive a cumulative preferred return (the "Preferred Return") of 9.25% on its initial net investment of $14,300,000 from October, 1987 through September, 1989, 9.75% from October, 1989 through September, 1990 and 10% thereafter, (2) to the Partnership and co-venturer for the payment of all unpaid accrued interest and principal on all outstanding notes. Any additional cash flow shall be distributed 75% to the Partnership and 25% to the co-venturer. The Partnership's cumulative unpaid preferential return as of December 31, 1998 amounted to $3,763,000. If the joint venture requires additional funds after the Guaranty Period, and such funds are not available from third party sources, they are to be provided in the form of operating and capital deficit loans, 75% by the Partnership and 25% by the co-venturer.

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

      The joint venture has entered into a management contract with an affiliate of the original co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is equal to 3% of gross rents, as defined.

6.  Mortgage Notes Payable
    ----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at March 31, 1999 and 1998 consist of the following (in thousands):

                                                      1999              1998
                                                      ----              ----
     9.125%  mortgage note payable to an
     insurance  company  secured  by the
     625 North Michigan Avenue operating
     investment property (see discussion
     below).  The loan requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     1999.  The  terms of the note  were
     modified  effective  May 31,  1994.
     The fair value of the mortgage note
     approximated  its carrying value at
     March 31, 1999 and 1998.                        $ 9,132         $ 9,282

     8.75%  mortgage  note payable to an
     insurance  company  secured  by the
     Asbury Commons operating investment
     property  (see  discussion  below).
     The loan required monthly principal
     and   interest   payments   of  $58
     through  maturity  on  October  15,
     2001.   The   fair   value  of  the
     mortgage  note   approximated   its
     carrying   value  at  December  31,
     1997.                                                 -           6,707

     9.04%  mortgage  note payable to an
     insurance  company  secured  by the
     Saratoga  Center and Hacienda Plaza
     operating  investment property (see
     discussion    below).    The   loan
     required   monthly   principal  and
     interest  payments  of $29  through
     maturity on January 20,  2002.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     December    31,   1997.                               -           3,380
                                                     -------         -------
                                                     $ 9,132         $19,369
                                                     =======         =======

      The scheduled annual principal payments to retire the remaining mortgage note payable are as follows (in thousands):

             Year ended March 31,

               2000         $    150
               2001            8,982
               2002                -
               2003                -
               2004                -
                            --------
                            $  9,132
                            ========

      On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan secured by the 625 North Michigan Office Building which had a scheduled maturity date in May of 1995. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $208,876 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal pay down of $801,000, including the application of the additional collateral referred to above. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. Subsequent to year-end, the Partnership negotiated a one-year extension of the maturity date to May 31, 2000. The interest rate of 9.125% and monthly interest payments of $83,000 remain unchanged. The Partnership paid an extension fee of $46,000 to obtain the extension.

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

      On September 27, 1994, the Partnership refinanced the portion of the zero coupon loan secured by the Treat Commons Phase II apartment complex, of approximately $3,353,000, with the proceeds of a new $7.4 million loan obtained by the TCR Walnut Creek Limited Partnership joint venture. The $7.4 million loan was secured by the Treat Commons apartment complex, carried an annual interest rate of 8.54% and was scheduled to mature in 7 years. The Treat Commons property was sold and this loan obligation was repaid in full on December 29, 1995. On September 28, 1994, the Partnership repaid the portion of the zero coupon loan secured by the Asbury Commons apartment complex, of approximately $3,836,000, with the proceeds of a new $7 million loan obtained by the consolidated Asbury Commons joint venture. The $7 million loan was secured by the Asbury Commons apartment complex, carried an annual interest rate of 8.75% and was scheduled to mature in 7 years. The loan required monthly principal and interest payments of $88,000. As discussed in Note 4, the Asbury Commons property was sold and this loan obligation was repaid in full on December 21, 1998. On October 22, 1994, the Partnership applied a portion of the excess proceeds from the refinancings of the Treat Commons and Asbury Commons properties described above and repaid the portion of the zero coupon loan which had been secured by West Ashley Shoppes of approximately $2,703,000 and made a partial prepayment toward the portion of the zero coupon loan secured by Hacienda Business Park of $3,000,000. On November 7, 1994, the Partnership repaid the portion of the zero coupon loans secured by The Gables Apartments and the Richland Terrace and Richmond Park apartment complexes of approximately $2,353,000 and $2,106,000, respectively, with the proceeds of a new $5.2 million loan secured by The Gables Apartments. The new $5.2 million loan bore interest at 8.72% and was scheduled to mature in 7 years. The loan required monthly principal and interest payments of $43,000. As discussed in Note 5, The Gables Apartments was sold and this loan obligation was repaid in full on July 2, 1998. On February 9, 1995, the Partnership repaid the remaining portion of the zero coupon loan secured by the Hacienda Business Park, of approximately $3,583,000, with the proceeds of a new $3.5 million loan obtained by the consolidated Hacienda Park Associates joint venture along with additional funds contributed by the Partnership. The $3.5 million loan was secured by the Hacienda Business Park property, carried an annual interest rate of 9.04% and was scheduled to mature in 7 years. The loan required monthly principal and interest payments of $36,000. As discussed in Note 4, the Hacienda Business Park property was sold and this loan obligation was repaid in full on November 20, 1998. On February 10, 1995, the Partnership repaid the portion of the zero coupon loan secured by the Gateway Plaza Shopping Center, of approximately $4,093,000, with the proceeds of a new $4 million loan obtained by the Daniel/Metcalf Associates Partnership joint venture along with additional funds contributed by the Partnership. The $4 million loan is secured by the Gateway Plaza Shopping Center, carries an annual interest rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. Legal liability for the repayment of the new mortgage loan secured by the Gateway Plaza property rests with the unconsolidated joint venture. Accordingly the mortgage loan liability is recorded on the books of the unconsolidated joint venture. The Partnership has indemnified Daniel/Metcalf Associates Partnership and the related co-venture partner, against all liabilities, claims and expenses associated with this borrowing.

7.  Bonds Payable
    -------------

      Bonds payable consisted of the Hacienda Park joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit Hacienda Business Park and the operating investment property and were secured by liens on the operating investment property. The bonds for which the operating investment property was subject to assessment bore interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest were payable in semi-annual installments and were due to mature in years 2004 through 2017. Since the operating investment property was sold on November 20, 1998, the liability for the bond assessments has been transferred to the buyer. Therefore, the Hacienda Park joint venture is no longer liable for the bond assessments.

8.  Rental Revenue
    --------------

      The building owned by West Ashley Shoppes Associates is leased under noncancellable, multi-year leases. Minimum future rentals due under the terms of these leases at December 31, 1998 are as follows (in thousands):

                                    Future
                                    Minimum
                                    Contractual
                                    Payments
                                    --------

                  1999              $  888
                  2000                 837
                  2001                 756
                  2002                 471
                  2003                 210
                  Thereafter         1,142
                                    ------
                                    $4,304
                                    ======


Schedule III - Real Estate and Accumulated Depreciation

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1999
                                 (In thousands)


                                                Cost
                             Initial Cost to  Capitalized                                                              Life on Which
                              Consolidated    Removed)                                                                 Depreciation
                                Joint        Subsequent to  Gross Amount at Which Carried at                           in Latest
                                  Ventures   Acquisition         End of Year                                           Income
                               Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
Description Encumbrances Land  Improvements Improvements Land  Improvements   Total Depreciation Construction Acquired is Computed
----------- ------------ ----  ------------ ------------ ----  ------------   ----- ------------ ------------ -------- -----------


Shopping
 Center
Charleston,
 SC         $   -       $4,243   $5,669      $(2,133)    $2,342  $5,437          $7,779   $2,307    1988        3/10/88 5 - 31.5 yrs

Notes:

(A) The  aggregate  cost of real estate  owned at December  31, 1998 for Federal income  tax  purposes  is  approximately  $10,314.

(B) See Notes 6 and 7 to the Financial  Statements for a description of the terms of the debt encumbering the properties.


(C) Reconciliation of real estate owned:
                                                          1998         1997       1996
                                                          ----         ----       ----

  Balance at beginning of period                       $  47,967   $  47,369   $  50,204
  Acquisitions and improvements                            1,862         598         444
  Dispositions                                           (42,050)          -           -
  Write off due to permanent impairment
    (see Note 2)                                               -           -      (3,279)
                                                      ----------   ---------   ---------

  Balance at end of period                            $    7,779   $  47,967   $  47,369
                                                      ==========   =========   =========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period                      $   14,044      12,155   $  10,781
  Depreciation expense                                     1,944       1,889       1,953
  Dispositions                                           (13,681)          -           -
  Write off due to permanent impairment
    (see Note 2)                                               -           -        (579)
                                                    ------------   ---------   ---------

  Balance at end of period                           $     2,307   $  14,044   $  12,155
                                                     ===========   =========   =========

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


                               REPORT OF INDEPENDENT AUDITORS






The Partners of
PaineWebber Equity Partners Two Limited Partnership:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership as of December 31, 1998 and 1997, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                        /s/ERNST & YOUNG LLP
                                        --------------------
                                        ERNST & YOUNG LLP





Boston,  Massachusetts
February 5, 1999,
except for Note 10, as to
which the date is
March 29, 1999.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1998 and 1997
                                 (In thousands)

                                     Assets

                                                            1998         1997
                                                            ----         ----
Current assets:
   Cash and cash equivalents                           $      412   $     395
   Accounts receivable, net of allowance for
     doubtful accounts of $45 ($45 in 1997)                   837         774
   Prepaid distribution to venturer                             -          37
   Prepaid expenses                                            12          28
                                                       ----------    --------
      Total current assets                                  1,261       1,234

Operating investment properties:
   Land                                                    13,332      15,222
   Buildings, improvements and equipment                   56,555      61,649
   Construction in progress                                     -       3,161
                                                       ----------    --------
                                                           69,887      80,032
   Less accumulated depreciation                          (23,375)    (25,130)
                                                       ----------    --------
                                                           46,512      54,902

Escrowed funds                                              1,325       1,144
Due from affiliates                                           269         269
Deferred expenses, net of accumulated
 amortization of $1,976 ($1,767 in 1997)                    1,612       1,635
Other assets                                                1,265       1,319
                                                       ----------    --------
                                                       $   52,244    $ 60,503
                                                       ==========    ========

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and accrued expenses               $      312    $    481
   Accrued real estate taxes                                1,922       2,122
   Current portion - long-term debt                            63         137
                                                       ----------    --------
      Total current liabilities                             2,297       2,740

Tenant security deposits                                      260         268

Subordinated management fee payable to affiliate               50          50

Long-term debt                                              3,742       8,720

Venturers' capital                                         45,895      48,725
                                                       ----------    --------
                                                       $   52,244    $ 60,503
                                                       ==========    ========



                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
              For the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                1998        1997        1996
                                                ----        ----        ----
Revenues:
   Rental income and expense
     reimbursements                         $   9,870   $   9,814    $  9,297
   Interest and other income                      410         481         343
                                            ---------   ---------    --------
                                               10,280      10,295       9,640

Expenses:
   Loss due to impairment of operating
     investment property                        2,517           -           -
   Real estate taxes                            1,868       2,323       2,212
   Depreciation expense                         2,948       2,880       2,896
   Property operating expenses                    555         641         602
   Repairs and maintenance                        899       1,047         879
   Management fees                                297         314         318
   Professional fees                               71         107          82
   Salaries                                       575         634         591
   Advertising                                     17          60          46
   Interest expense on long-term debt           1,061         661         663
   General and administrative                     408         417         438
   Amortization expense                           325         297         262
   Bad debt expense                                 -           -          45
   Other                                            6          10           8
                                            ---------   ---------    --------
                                               11,547       9,391       9,042
                                            ---------   ---------    --------

Operating income (loss)                        (1,267)        904         598

Gain on sale of operating
  investment property                           6,400           -           -
                                            ---------   ---------    --------

Net income                                      5,133         904         598

Contributions from venturers                    1,772       2,160       2,303

Distributions to venturers                     (9,735)     (4,310)     (3,735)

Venturers' capital, beginning of year          48,725      49,971      50,805
                                            ---------   ---------    --------

Venturers' capital, end of year             $  45,895   $  48,725    $ 49,971
                                            =========   =========    ========












                             See accompanying notes.



                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       1998        1997        1996
                                                       ----        ----        ----

Cash flows from operating activities:
   Net income                                          $  5,133    $     904   $     598
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Loss due to impairment of operating
       investment property                                2,517            -           -
     Depreciation and amortization                        3,273        3,177       3,158
     Amortization of deferred financing costs                33           42          41
     Gain on sale of operating investment property       (6,400)           -           -
     Changes in assets and liabilities:
      Accounts receivable, net                              (63)        (137)         57
      Prepaid expenses                                       16           (1)        (18)
      Escrowed funds                                       (181)          43          20
      Deferred expenses                                    (335)        (366)       (230)
      Other assets                                          (54)          49         172
      Accounts payable and accrued expenses                (169)         109         102
      Accounts payable - affiliates                           -            -         (21)
      Tenant security deposits                               (8)           3          12
      Accrued real estate taxes                            (200)         105         (30)
                                                       --------    ---------   ---------
          Total adjustments                              (1,571)        3,024      3,263
                                                       --------    ---------   ---------
           Net cash provided by operating
              activities                                  3,562        3,928       3,861
                                                       --------    ---------   ---------

Cash flows from investing activities:
   Additions to operating investment properties          (1,847)      (2,380)     (2,206)
   Proceeds from sale of operating
     investment property                                 11,500            -           -
   Selling costs from sale                                 (286)           -        (190)
   Increase in restricted cash                                -          560         (18)
                                                       --------    ---------   ---------
           Net cash  provided by (used in)
               investing activities                       9,367       (1,820)     (2,414)
                                                       --------    ---------   ---------

Cash flows from financing activities:
   Principal payments on long-term debt                  (5,052)        (125)       (115)
   Distributions to venturers                            (9,679)      (4,348)     (3,786)
   Capital contributions from venturers                   1,819        2,160       2,303
                                                       --------    ---------   ---------
           Net cash used in financing activities        (12,912)      (2,313)     (1,598)
                                                       --------    ---------   ---------

Net  increase (decrease) in cash and cash
   equivalents                                               17         (205)       (151)
Cash and cash equivalents, beginning of year                395          600         751
                                                       --------    ---------   ---------
Cash and cash equivalents, end of year                 $    412    $     395   $     600
                                                       ========    =========   =========

Cash paid during the year for interest                 $  1,057    $     791   $     801
                                                       ========    =========   =========




                                  See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1  Organization
   ------------

      The accompanying financial statements of the Combined Joint Ventures of PaineWebber Equity Partners Two Limited Partnership (Combined Joint Ventures) include the accounts of Chicago-625 Partnership, an Illinois general partnership; Richmond Gables Associates, a Virginia general partnership; and Daniel/Metcalf Associates Partnership, a Kansas general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Equity Partners Two Limited Partnership ("EP2").

      The financial statements of the Combined Joint Ventures have been prepared based on the periods that EP2 held an interest in the individual joint ventures. The dates of EP2's acquisition of interests in the joint ventures are as follows:
                                                       Date of Acquisition
                       Joint Venture                      of Interest
            ------------------------------------      -------------------

            Chicago-625 Partnership                   December 16, 1986
            Richmond Gables Associates                September 1, 1987 (1)
            Daniel/Metcalf Associates Partnership     September 30, 1987

      (1)On July 2, 1998, Richmond Gables Associates sold its operating investment property. Richmond Gables Associates was liquidated during 1998.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

      Use of estimates
      ----------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended December 31, 1998. Actual results could differ from the estimates and assumptions used.

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

      Fair value of financial instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and escrowed funds approximate their respective fair values at December 31, 1998 and 1997 due to the short-term maturities of such instruments. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

      Operating investment properties
      -------------------------------

      Operating investment properties are stated at cost, net of accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in 1995. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. An evaluation of the operating assets of Daniel/Metcalf Associates Partnership indicated that certain operating assets consisting of land and improvements, building, furniture and fixtures, and tenant improvements were impaired as of December 31, 1998. In accordance with SFAS No. 121, the joint venture recorded a reduction in the net carrying value of such assets amounting to $2,517,000 relating to land and improvements ($995,000), buildings ($1,902,000), furniture and fixtures ($42,000), tenant improvements ($223,000) and related accumulated depreciation ($645,000).

      Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful lives of the operating investment properties, generally 5 years for the equipment and fixtures and 31.5 years for the buildings and improvements. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording additional annual depreciation charges to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. The Combined Joint Ventures capitalized property taxes and interest incurred during the construction period of the projects along with the costs of identifiable improvements. The Combined Joint Ventures also capitalized certain acquisition, construction and guaranty fees paid to affiliates. In certain circumstances the carrying values of the operating properties have been adjusted for mandatory payments received from venture partners.

3.  Joint Ventures
    --------------

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

      b.  Richmond Gables Associates
          --------------------------

      The joint venture owned and operated The Gables of Erin Shades, a 224-unit apartment complex located in Richmond, Virginia. On July 2, 1998, Richmond Gables Associates sold The Gables at Erin Shades Apartments to an unrelated third party for $11,500,000. After deducting closing costs and property adjustments of $320,000, The Gables joint venture received net sale proceeds of $11,180,000. These net sale proceeds were split between EP2 and its co-venture partner in accordance with the terms of The Gables joint venture agreement. EP2 received $10,602,000 and the non-affiliated co-venture partner received $578,000 as their share of the sale proceeds. From its share of the proceeds, EP2 prepaid its refinanced original zero coupon loan secured by the property and the related prepayment fee, the sum of which was $5,449,000. Despite incurring a sizable prepayment penalty on the repayment of the outstanding first mortgage loan, management believed that a current sale of The Gables property was in the best interests of the Limited Partners of EP2 due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of a very favorable selling price.

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

      As of December 31, 1998, the co-venturer in the Daniel/Metcalf Associates Partnership was obligated to make additional capital contributions of at least $89,000 (subject to adjustment pending the venture partners' determination of an additional amount, if any, of working capital reserves to be funded by the co-venturer) with respect to cumulative unfunded shortfalls in EP2's preferred return through September 30, 1990. Such additional capital contributions were not recorded as a receivable in the accompanying financial statements.

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

      The related property manager for the 625 North Michigan property leases space in the property under a lease agreement extending through October 31, 2001. The 1998, 1997 and 1996 revenues include $184,000, $178,000 and $175,000, respectively, relating to this lease.

5.  Capital Reserves
    ----------------

      The joint venture agreements generally provide that reserves for future capital expenditures be established and administered by affiliates of the co-venturers. The co-venturers are to pay periodically into the reserve (as defined) as funds are available after paying all expenses and the EP2 preferred distribution. No contributions were made to the reserves in 1998, 1997 or 1996.

6.  Rental Revenues
    ---------------

      Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements.

      Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                  1999            $  6,791
                  2000               6,364
                  2001               4,441
                  2002               3,350
                  2003               2,815
                  Thereafter         9,352
                                  --------
                                  $ 33,113
                                  ========

      Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $2,310,000, or 45%, of the rental revenue generated by that property for 1998.

7.  Long-Term Debt
    --------------

     Long term debt payable at December 31, 1998 and 1997 consists of the following (in thousands):

                                                      1998          1997
                                                      ----          ----

     9.04%  mortgage  note payable to an
     insurance  company  secured  by the
     Gateway Plaza operating  investment
     property. The loan requires monthly
     principal and interest  payments of
     $34  through  maturity  on February
     15, 2003 (see discussion  below).                $ 3,805        $ 3,862

     8.72%  mortgage  note payable to an
     insurance  company  secured  by the
     The  Gables  operating   investment
     property. The loan required monthly
     principal and interest  payments of
     $43 through maturity on October 15,
     2001  (see  discussion   below).                       -          4,995
                                                      -------        -------
                                                        3,805          8,857
     Less:  current  portion                              (63)          (137)
                                                      -------        -------
                                                      $ 3,742        $ 8,720
                                                      =======        =======

      On November 7, 1994, a mortgage note payable was obtained by Richmond Gables Associates in the initial principal amount of $5,200,000. The mortgage payable was secured by a deed of trust on the venture's operating investment property and a collateral assignment of the venture's interest in the leases. The net proceeds from this mortgage note payable were remitted directly to EP2 per the agreement of the partners. EP2 used the proceeds of the loan in conjunction with the repayment of the encumbrances described in Note 8. The fair value of this mortgage note approximated its carrying value as of December 31, 1997. As discussed in Note 3, The Gables operating investment property was sold and this obligation was repaid in full on July 2, 1998.

      On January 27, 1995 the Gateway Plaza joint venture obtained a first mortgage loan, secured by the operating investment property, in the initial principal amount of $4,000,000. The proceeds of the loan were used to repay, in full, a $700,000 mortgage loan outstanding at December 31, 1994 and to establish a renovation and occupancy escrow in the amount of $550,000. The remainder of the proceeds, along with additional funds contributed by EP2, were used to repay, in full, the borrowing described in Note 8. The new first mortgage loan bears interest at an annual rate of 9.04% and matures on February 15, 2003. The loan requires monthly principal and interest payments of $34,000. On October 10, 1997, the renovation and occupancy escrow of $550,000 plus interest of $60,000 was released by the lender to EP2. At December 31, 1998 and 1997, the fair value of the mortgage note payable approximated its carrying value based on an estimate of the current market interest rate which would have been charged if the borrowing had been originated as of such dates.

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

      The scheduled annual principal payments to retire long-term debt are as follows (in thousands):

                  1999             $      63
                  2000                    69
                  2001                    75
                  2002                    83
`                 2003                 3,515
                                   ---------
                                   $   3,805
                                   =========

8.  Encumbrances on Operating Investment Properties
    -----------------------------------------------

      Under the terms of the joint venture agreements, EP2 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. EP2 (together in one instance with an affiliated partnership) had exercised its options pursuant to this arrangement by issuing certain zero coupon notes between April and June of 1988. The operating investment properties of all of the Combined Joint Ventures had been pledged as security for these loans which were scheduled to mature in 1995. During calendar 1994, the portion of the zero coupon loans secured by The Gables property was repaid in full from the proceeds of a new mortgage loan obtained by the Gables joint venture as described in Note 7. On February 10, 1995 the zero coupon note secured by Gateway Plaza, due to mature in June of 1995, was repaid in full with the proceeds of a loan obtained by this joint venture (see Note 7).

      The zero coupon loan secured by the 625 North Michigan Office Building had required that if the loan ratio, as defined, exceeded 80%, then EP2, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed EP2 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, EP2 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether EP2 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,342,000, which was funded by EP2 and its affiliated partnership in the ratios of 59% and 41%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. Under the terms of the modification and extension agreement, this loan remains a direct obligations of EP2 and its affiliate and, therefore, is not reflected in the accompanying financial statements. EP2 is required to make all loan payments and has indemnified the joint venture and the other partners against all liabilities, claims and expenses associated with this borrowing. At December 31, 1998, the aggregate indebtedness of EP2 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,284,000. Subsequent to year-end, EP2 and the affiliated partnership negotiated a one-year extension of the maturity date to May 31, 2000. The interest rate of 9.125% and monthly principal and interest payments remain unchanged. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from EP2 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheets.

9.  Property Renovation
    -------------------

      During 1997 and 1996, the Gateway Plaza joint venture incurred certain architectural, engineering and other costs relating to a major renovation of its operating property. These costs have been capitalized and are included in the construction in progress account in the accompanying balance sheet at December 31, 1997. The total cost of the renovation amounted to approximately $3,200,000 as of December 31, 1997.

10.  Subsequent Event
    -----------------

      On March 29, 1999, EP2 paid the co-venturer in the Gateway Plaza joint venture an amount equal to $141,000 in return for the co-venturer's agreement to exit the joint venture. In connection with the transaction, the co-venturer assigned its interest in the Gateway Plaza joint venture to Second Equity Partners, Inc., the Managing General Partner of EP2.




Schedule III - Real Estate and Accumulated Depreciation

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                 (In thousands)


                                                Cost
                             Initial Cost to  Capitalized                                                              Life on Which
                              Consolidated    Removed)                                                                 Depreciation
                                Joint        Subsequent to  Gross Amount at Which Carried at                           in Latest
                                  Ventures   Acquisition         End of Year                                           Income
                               Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
Description Encumbrances Land  Improvements Improvements Land  Improvements   Total Depreciation Construction Acquired is Computed
----------- ------------ ----  ------------ ------------ ----  ------------   ----- ------------ ------------ -------- -----------

COMBINED JOINT VENTURES:

Office
 Building
Chicago,
 IL         $15,284      $ 8,112   $35,682   $ 9,511     $ 8,112  $45,193     $53,305   $19,993   1968        12/16/86  5 - 17 yrs

Shopping
 Center
Overland
 Park, KS     3,805        6,265     8,874     1,443       5,220   11,362      16,582     3,382   1980        9/30/87   7 - 31.5 yrs
            -------     --------   -------   -------     -------  -------     -------   -------
            $19,089     $14,377    $44,556   $10,954     $13,332  $56,555     $69,887   $23,375
            =======     =======    =======   =======     =======  =======     =======   =======
Notes:

(A)  The  aggregate  cost of real estate  owned at December 31, 1998 for Federal income tax purposes is approximately $63,857.

(B)  See Notes 7 and 8 to the Combined Financial Statements for a description of  the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                  1998        1997        1996
                                                  ----        ----        ----

  Balance at beginning of period             $  80,032    $ 77,652   $  75,772
  Acquisitions and improvements                  1,847       2,380       2,206
  Decrease due to sales                         (8,830)          -           -
  Write-offs due to impairment/disposals        (3,162)          -        (326)
                                             ---------   ---------   ---------
  Balance at end of period                   $  69,887   $  80,032   $  77,652
                                             =========   =========   =========

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period             $  25,130   $  22,250   $  19,680
  Depreciation expense                           2,948       2,880       2,896
  Decrease due to sales                         (4,058)          -           -
  Write-offs due to impairment/disposals          (645)          -        (326)
                                             ---------   ---------   ---------
  Balance at end of period                   $  23,375   $  25,130   $  22,250
                                             =========   =========   =========