Form 10-Q
period 1999-06-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1999-08-13
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 1999

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                         Commission File Number: 0-15705


            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Virginia                                           04-2918819
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S.mployer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1999 and March 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                     June 30        March 31
                                                     -------        --------
Operating investment properties:
   Land                                              $     -        $   2,342
   Building and improvements                               -            5,437
                                                     -------        ---------
                                                           -            7,779
   Less accumulated depreciation                           -           (2,307)
                                                     -------        ---------
                                                           -            5,472

Investments in unconsolidated joint
  ventures, at equity                                 27,427           27,774
Cash and cash equivalents                              6,671            6,181
Accounts receivable                                      232              346
Prepaid expenses                                           2                6
Deferred rent receivable                                   -              135
Deferred expenses, net of accumulated
  amortization                                             -               58
Other assets                                               -               17
                                                     -------        ---------
                                                     $34,332        $  39,989
                                                     =======        =========

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                $   128        $     170
Net advances from consolidated ventures                    -              156
Mortgage notes payable                                 9,092            9,132
Partners' capital                                     25,112           30,531
                                                     -------        ---------
                                                     $34,332        $  39,989
                                                     =======        =========










                  See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1999 and 1998
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                                    1999          1998
                                                    ----          ----
Revenues:
   Rental income and expense reimbursements       $   439         $1,256
   Interest and other income                          150            113
                                                  -------         ------
                                                      589          1,369
Expenses:
   Property operating expenses                        197            315
   Depreciation and amortization                      192            522
   Interest expense                                   208            477
   Real estate taxes                                   62            136
   General and administrative                         113            120
                                                  -------         ------
                                                      772          1,570
                                                  -------         ------
Operating loss                                       (183)          (201)

Gain on sale of operating investment property       2,665              -

Partnership's share of unconsolidated
  ventures' income                                    299            341
                                                  -------         ------

Net income                                        $ 2,781         $  140
                                                  =======         ======

Net income per 1,000 Limited
  Partnership Unit                                $ 20.47         $ 1.03
                                                  =======         ======

Cash distributions per 1,000 Limited
  Partnership Unit                                $ 61.00         $ 2.21
                                                  =======         ======


   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.






                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1999 and 1998 (Unaudited)
                                 (In thousands)


                                                    General      Limited
                                                    Partners     Partners
                                                    --------     --------

Balance at March 31, 1998                           $   (554)    $  50,304
Cash distributions                                        (3)         (297)
Net income                                                 1           139
                                                    --------     ---------
Balance at June 30, 1998                            $   (556)    $  50,146
                                                    ========     =========

Balance at March 31, 1999                           $   (436)    $  30,967
Cash distributions                                         -        (8,200)
Net income                                                29         2,752
                                                    --------     ---------
Balance at June 30, 1999                            $   (407)    $  25,519
                                                    ========     =========

























                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended June 30, 1999 and 1998 (Unaudited)
         Increase (Decrease) in Cash and Cash Equivalents (In thousands)

                                                            1999       1998
                                                            ----       ----
Cash flows from operating activities:
   Net income                                             $  2,781   $     140
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Gain on sale of operating investment property          (2,665)          -
     Partnership's share of unconsolidated ventures'
       income                                                 (299)       (341)
     Depreciation and amortization                             192         522
     Amortization of deferred financings costs                   -          10
     Changes in assets and liabilities:
      Escrowed cash                                              -        (135)
      Accounts receivable                                      114         (60)
      Prepaid expenses                                           4          17
      Deferred rent receivable                                   -          26
      Deferred expenses                                          -         (12)
      Other assets                                               -           -
      Accounts payable and accrued expenses                    (42)        171
      Advances from consolidated ventures                     (156)       (537)
      Tenant security deposits                                   -           8
                                                          --------   ---------
         Total adjustments                                  (2,852)       (331)
                                                          --------   ---------
         Net cash used in operating activities                 (71)       (191)
                                                          --------   ---------

Cash flows from investing activities:
   Net proceeds from sale of operating investment
      property                                               8,155           -
   Distributions from unconsolidated ventures                  716         740
   Additional investments in unconsolidated ventures           (70)       (193)
   Additions to operating investment properties                  -         (44)
                                                          --------   ---------
         Net cash provided by investing activities           8,801         503
                                                          --------   ---------

Cash flows from financing activities:
   Distributions to partners                                (8,200)       (300)
   Repayment of principal on long term debt                    (40)        (74)
                                                          --------   ---------
         Net cash used in financing activities              (8,240)       (374)
                                                          --------   ---------

Net increase (decrease) in cash and cash equivalents           490         (62)
Cash and cash equivalents, beginning of period               6,181       6,202
                                                          --------   ---------
Cash and cash equivalents, end of period                  $  6,671   $   6,140
                                                          ========   =========

Cash paid during the period for interest                  $    208   $     467
                                                          ========   =========

                  See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    General
      -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1999. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1999 and March 31, 1999 and revenues and expenses for each of the three-month periods ended June 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1999, seven of these investments had been sold, including three during fiscal 1999. In addition, on May 14, 1999 the Partnership sold the West Ashley Shoppes property (see Note 4). After this sale transaction, the Partnership retains an interest in two operating properties, which consist of an office complex and a retail shopping center. The Partnership is currently focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed by the end of calendar year 1999. The sale of the remaining investments would be followed by a liquidation of the Partnership.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the three months ended June 30, 1999 and 1998 is $60,000 and $58,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended June 30, 1999 and 1998 is $3,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the
Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of June 30, 1999, the Partnership had investments in two unconsolidated joint venture partnerships (three at June 30, 1998) which own operating investment properties as described further in the Partnership's Annual Report. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

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

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)

                                                 1999              1998
                                                 ----              ----
Revenues:
   Rental revenues and expense recoveries       $2,444            $2,613
   Interest and other income                        13                21
                                                ------            ------
                                                 2,457             2,634
Expenses:
   Property operating expenses                     641               663
   Real estate taxes                               472               426
   Interest expense                                 86               207
   Depreciation and amortization                   855               824
                                                ------            ------
                                                 2,054             2,120
                                                ------            ------
Net income                                      $  403            $  514
                                                ======            ======

Net income:
   Partnership's share of combined income       $  313            $  355
   Co-venturers' share of combined income           90               159
                                                ------            ------
                                                $  403            $  514
                                                ======            ======

               Reconciliation of Partnership's Share of Operations
                For the three months ended June 30, 1999 and 1998
                                 (in thousands)

                                                 1999              1998
                                                 ----              ----
   Partnership's share of operations,
    as shown above                              $  313            $  355
   Amortization of excess basis                    (14)              (14)
                                                ------            ------
   Partnership's share of unconsolidated
    ventures' net income                        $  299            $  341
                                                ======            ======

4.    Operating Investment Properties
      -------------------------------

      The Partnership's balance sheet at March 31, 1999 included one operating investment property (three at June 30, 1998) owned by a joint venture in which the Partnership had a controlling interest: West Ashley Shoppes Associates. On May 14, 1999, West Ashley Shoppes Associates sold the property known as West Ashley Shoppes, located in Charleston, South Carolina, to an unrelated third party for $8.1 million. In addition, on May 12, 1999, West Ashley Shoppes Associates had sold an adjacent outparcel of land to another unrelated third party for $280,000. The May 14 transaction involved the remaining real estate owned by the joint venture. The Partnership received total net proceeds from the two sale transactions of approximately $8,070,000 after deducting closing costs of approximately $225,000 and net closing proration adjustments of approximately $85,000. The Partnership distributed the net proceeds of the West Ashley Shoppes sale transactions to the Limited Partners in the form of a special distribution in the amount of approximately $60 per original $1,000 investment on June 15, 1999.

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

      The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag. However, the Partnership's policy is also to record significant lag-period transactions in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of West Ashley Shoppes Associates during the quarter ended June 30, 1999 and recorded a gain of $2,665,000 on the sale of the operating investment property.

5.    Mortgage Notes Payable
      -----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at June 30, 1999 and March 31, 1999 consist of the following (in thousands):
                                                June 30          March 31
                                                -------          --------

     9.125% mortgage note payable by the
     Partnership to an insurance company
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  The  loan  requires  monthly
     principal and interest  payments of
     $83  through  maturity  on  May  1,
     2000.   In   addition,   the   loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     approximated  its carrying value at
     June 30,  1999 and March 31, 1999          $  9,092         $ 9,132
                                                ========         =======

      On April 29, 1988, the Partnership borrowed $6,000,000 in the form of a zero coupon loan secured by the 625 North Michigan Office Building which had a scheduled maturity date in May of 1995. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $208,876 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal pay down of $801,000, including the application of the additional collateral referred to above. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $1 million through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. During the quarter ended June 30, 1999, the Partnership negotiated a one-year extension of the maturity date to May 31, 2000. The interest rate of 9.125% and monthly interest payments of $83,000 remain unchanged. The Partnership paid an extension fee of $46,000 to obtain the extension.

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

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1999 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to sell the Partnership's remaining operating investment properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. With regard to the two remaining commercial office and retail properties, the Partnership is working with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property while at the same time exploring potential sale opportunities. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed by the end of calendar year 1999.

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

      On May 14, 1999, West Ashley Shoppes Associates, a joint venture in which the Partnership had an interest, sold the property known as West Ashley Shoppes, located in Charleston, South Carolina, to an unrelated third party for $8.1 million. In addition, on May 12, 1999, West Ashley Shoppes Associates had sold an adjacent outparcel of land to another unrelated third party for $280,000. The May 14 transaction involved the remaining real estate owned by the joint venture. The Partnership received total net proceeds from the two sale transactions of approximately $8,070,000 after deducting closing costs of approximately $225,000 and net closing proration adjustments of approximately $85,000. In addition, the Partnership received final net cash flow from the property of approximately $168,000 after the payment of final operating expenses and the liquidation of the joint venture. As previously reported, with a strong occupancy level and a stable base of tenants, the Partnership believed it was the opportune time to sell West Ashley Shoppes. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this property type. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in November 1998. As a result of these efforts, ten offers were received. After completing an evaluation of those offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and a non-refundable deposit of $150,000 was made on January 29, 1999. This prospective buyer completed its due diligence review work and the transaction closed on May 14, 1999, as described above. As a result of the sale of West Ashley Shoppes, the Partnership made a Special Distribution of approximately $8,200,000, or $61 per original $1,000 investment, on June 15, 1999 to unitholders of record on May 14, 1999. The Partnership recognized a gain of $2,665,000 during the quarter ended June 30, 1999 in connection with the sale of the West Ashley Shoppes property.

      With the sale of West Ashley Shoppes, the Partnership has two remaining real estate investments which consist of joint venture interests in Gateway Plaza and 625 North Michigan Avenue. Gateway Plaza Shopping Center is a 143,300 square foot retail property located in Overland Park (Kansas City), Kansas. As previously reported, during fiscal 1999 the Partnership selected a national real estate firm that is a leading seller of small retail centers to market the Gateway Plaza property for sale. Preliminary sales materials were prepared and initial marketing efforts were undertaken in March 1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. As of April 30, 1999, several offers had been received. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and negotiated a purchase and sale agreement in May 1999. However, subsequently the prospective buyer decided to terminate the sales contract at the conclusion of its due diligence period. The Partnership then decided to remarket the property in June 1999. By early July, 14 offers had been received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and subsequently negotiated a purchase and sale agreement which was signed on July 21, 1999. However, since the sale transaction remains contingent upon, among other things, satisfactory completion of the buyer's due diligence, there are no assurances that the sale will be completed.

      Gateway Plaza is under a contract for sale to this unrelated third-party buyer for $13,550,000. The Partnership is expected to receive distributable net sale proceeds of approximately $9,050,000 from the transaction after deducting estimated closing costs and property proration adjustments of approximately $500,000 and a deduction for the payment of the $4,000,000 first mortgage debt secured by the property. If this potential sale transaction closes as described, a Special Distribution of approximately $67.00 per original $1,000 investment is expected to be paid to the Limited Partners by October 31, 1999.

      The 625 North Michigan Office Building in Chicago, Illinois, was 92% leased as of June 30, 1999, compared to 93% leased as of March 31, 1999. Over the next year, eight leases representing a total of 12,939 square feet are scheduled to expire. The property's leasing team expects that two of these tenants occupying 3,547 square feet will renew, and that the remaining space will be leased to new tenants. The property's leasing team continues to negotiate with two prospective tenants that would lease a total of approximately 7,450 square feet. As previously reported, the local market continues to display an improving trend. In this local market, where there is no current or planned new construction of office space, the market vacancy level at June 30, 1999 has been reduced to 8.6%, which places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan Avenue are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1999. The Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Now that this approval has been obtained, the Partnership is simultaneously exploring potential opportunities to sell this property with the development rights. Subsequent to the quarter ended June 30, 1999, the Partnership selected a real estate brokerage firm to market the 625 North Michigan property for sale. Materials for the marketing packages are currently being finalized and comprehensive sale efforts are expected to begin by September 30, 1999.

      At June 30, 1999, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $6,671,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and, as necessary, for the capital needs of the Partnership's two remaining commercial properties. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended June 30, 1999
--------------------------------

      The Partnership reported net income of $2,781,000 for the three months ended June 30, 1999 as compared to net income of $140,000 for the same period in the prior year. The increase in net income was primarily a result of the gain realized from the sale of the operating investment property owned by the consolidated West Ashley Shoppes joint venture during the current period. As discussed further above, the Partnership sold the consolidated West Ashley Shoppes property on May 14, 1999. Due to the Partnership's policy of recognizing significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of the West Ashley Shoppes joint venture during the quarter ended June 30, 1999 and realized a gain of $2,665,000 in connection with the sale of the operating investment property. In addition, the Partnership's operating loss decreased by $18,000 during the current three-month period. The decrease in the Partnership's operating loss was primarily a result of the sale of the consolidated Hacienda Park and Asbury Commons operating investment properties, whose operating results were included in the prior period operating loss.

      The gain on the sale of West Ashley Shoppes and the decrease in the Partnership's operating loss were partially offset by a decrease in the
Partnership's share of unconsolidated ventures' income for the current three-month period. The Partnership's share of unconsolidated ventures' income decreased by $42,000 for the three months ended June 30, 1999 when compared to the same period in the prior year. This decrease was primarily due to a decrease in net income at the 625 North Michigan and Gateway Plaza properties. Net income decreased at 625 North Michigan mainly due to an increase in repairs and maintenance expense and real estate taxes. The decrease in net income at Gateway Plaza was primarily due to an increase in depreciation expense.

                          PART II
                     Other Information

Item 1. Legal Proceedings  NONE

Item 2. through 5.         NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:            NONE

(b) Reports on Form 8-K:

      A Current Report on Form 8-K dated May 14, 1999 was filed during the current quarter to report the sale of the West Ashley Shoppes property and is hereby incorporated herein by reference.

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






Dated:  August 9, 1999