Form 10-Q
period 1999-09-30
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 1999-11-12
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1999

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

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1999 and March 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                September 30    March 31
                                                ------------    --------

Operating investment properties:
   Land                                            $       -   $   2,342
   Building and improvements                               -       5,437
                                                   ---------   ---------
                                                           -       7,779
   Less accumulated depreciation                           -      (2,307)
                                                   ---------   ---------
                                                           -       5,472

Investments in unconsolidated joint
  ventures, at equity                                 17,400      27,774
Cash and cash equivalents                             15,798       6,181
Accounts receivable                                      220         346
Prepaid expenses                                           2           6
Deferred rent receivable                                   -         135
Deferred expenses, net of accumulated
   amortization                                            -          58
Other assets                                               -          17
                                                   ---------   ---------
                                                   $  33,420   $  39,989
                                                   =========   =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $     114   $     170
Net advances from consolidated ventures                    -         156
Mortgage notes payable                                 9,052       9,132
Partners' capital                                     24,254      30,531
                                                   ---------   ---------
                                                   $  33,420   $  39,989
                                                   =========   =========










                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three months and six ended September 30, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                      1999      1998         1999       1998
                                      ----      ----         ----       ----
Revenues:
   Rental income and expense
     reimbursements                 $    -     $ 1,367      $   439    $ 2,623
   Interest and other income           100         173          250        286
                                    ------     -------      -------    -------
                                       100       1,540          689      2,909
Expenses:
   Interest expense                    207         479          415        956
   Depreciation and amortization         -         529          192      1,051
   Property operating expenses           -         319          197        634
   Real estate taxes                     -         137           62        273
   General and administrative          209         138          322        258
                                    ------     -------      -------    -------
                                       416       1,602        1,188      3,172
                                    ------     -------      -------    -------
Operating loss                        (316)        (62)        (499)      (263)

Gain on sale of operating
  investment property                    -           -        2,665          -

Partnership's share of gains
  on sales of unconsolidated
  operating investment
  properties                            75       5,848           75      5,848

Partnership's share of
  unconsolidated ventures'
  income (losses)                     (617)       (139)        (318)       202
                                    ------     -------      -------    -------

Net income (loss)                   $ (858)    $ 5,647      $ 1,923    $ 5,787
                                    ======     =======      =======    =======

Per 1,000 Limited Partnership Units:

   Net income (loss)                $(6.31)    $ 41.59      $ 14.16    $ 42.62
                                    ======     =======      =======    =======

   Cash distributions               $    -     $ 41.21      $ 61.00    $ 43.42
                                    ======     =======      =======    =======

   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.


                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                    General    Limited
                                                    Partners   Partners
                                                    --------   --------

Balance at March 31, 1998                           $   (554)  $  50,304
Cash distributions                                        (6)     (5,837)
Net income                                                58       5,729
                                                    --------   ---------
Balance at September 30, 1998                       $   (502)  $  50,196
                                                    ========   =========

Balance at March 31, 1999                           $   (436)  $  30,967
Cash distributions                                         -      (8,200)
Net income                                                20       1,903
                                                    --------   ---------
Balance at September 30, 1999                       $   (416)  $  24,670
                                                    =========  =========






















                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                                      1999         1998
                                                                      ----         ----

Cash flows from operating activities:
   Net income                                                         $   1,923    $  5,787
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Gain on sale of operating investment property                       (2,665)          -
     Partnership's share of gains on sales of operating
       investment properties                                                (75)     (5,848)
     Partnership's share of unconsolidated ventures' income (losses         318      (202)
     Depreciation and amortization                                          192       1,051
     Amortization of deferred financings costs                                -          14
     Changes in assets and liabilities:
      Escrowed cash                                                           -        (213)
      Accounts receivable                                                   126          13
      Prepaid expenses                                                        4          28
      Deferred rent receivable                                                -          51
      Deferred expenses                                                       -         (52)
      Accounts payable and accrued expenses                                 (56)        143
      Advances from consolidated ventures                                  (156)       (907)
      Tenant security deposits                                                -         (24)
                                                                      ---------    --------
         Total adjustments                                               (2,312)     (5,946)
                                                                      ---------    --------
         Net cash used in operating activities                             (389)       (159)
                                                                      ---------    --------

Cash flows from investing activities:
   Net proceeds from sale of operating investment property                8,155           -
   Distributions from unconsolidated ventures                            10,308       6,445
   Additional investments in unconsolidated ventures                       (177)       (652)
   Additions to operating investment properties                               -        (366)
                                                                      ---------    --------
         Net cash provided by investing activities                       18,286       5,427
                                                                      ---------    --------

Cash flows from financing activities:
   Distributions to partners                                             (8,200)     (5,843)
   Repayment of principal on long term debt                                 (80)       (203)
                                                                      ---------    --------
         Net cash used in financing activities                           (8,280)     (6,046)
                                                                      ---------    --------

Net increase (decrease) in cash and cash equivalents                      9,617        (778)
Cash and cash equivalents, beginning of period                            6,181       6,202
                                                                      ---------    --------
Cash and cash equivalents, end of period                              $  15,798    $  5,424
                                                                      =========    ========

Cash paid during the period for interest                              $     415    $    942
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1999 and March 31, 1999 and revenues and expenses for each of the three-and six-month periods ended September 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1999, seven of these investments had been sold, including three during fiscal 1999. In addition, on May 14, 1999 the Partnership sold the West Ashley Shoppes property (see Note 4). On September 28, 1999, Daniel/Metcalf Associates Partnership, a joint venture in which the Partnership had an interest, sold the Gateway Plaza property (see Note 3). After these sale transactions, the Partnership retains a joint venture interest in one operating property, the 625 North Michigan Office Building. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Materials for the marketing packages for the 625 North Michigan property have been finalized and initial sale efforts are currently underway. While the Partnership expects to have the 625 North Michigan Avenue property under a contract for sale before December 31, 1999, it is unlikely that both a sale of the property and a subsequent liquidation of the Partnership can be completed by December 31, 1999. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed by March 31, 2000.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the three months ended September 30, 1999 and 1998 is $120,000 and $116,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended September 30, 1999 and 1998 is $4,000 and $8,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of September 30, 1999, the Partnership had an investment in one unconsolidated joint venture partnership (two at September 30, 1998) which owns an operating investment property as described further in the Partnership's Annual Report. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures.

      On September 28, 1999, Daniel/Metcalf Associates Partnership, a joint venture in the Partnership had an interest, sold the property known as Gateway Plaza, located in Overland Park, Kansas, to an unrelated third party, for $13.55 million. The Partnership received net proceeds of approximately $8,950,000 after deducting closing costs of approximately $214,000, closing proration adjustments of approximately $344,000 and the repayment of the existing mortgage note of approximately $4,042,000. The Partnership received 100% of the sale proceeds in accordance with the joint venture agreement. The Partnership made a special distribution to the Limited Partners totalling approximately $9,679,000, or $72 per original $1,000 investment, on October 15, 1999. Of the $72.00 total, $66.58 resulted from the sale of Gateway Plaza and $5.42 was from Partnership reserves which exceeded expected future requirements. The Partnership's policy is to recognize its share of ventures' operations three months in arrears. However, the Partnership's policy is also to record significant lag-period transaction in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of Daniel Metcalf Associates Partnership during the quarter ended September 30, 1999 and recorded a gain of $75,000 on the sale of the operating investment property.

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

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1999 and 1998
                                 (in thousands)

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                    ------------------      ----------------
                                      1999     1998          1999     1998
                                      ----     ----          ----     ----
Revenues:
   Rental revenues and expense
      recoveries                    $ 2,601   $ 2,607       $ 5,045   $ 5,220
   Interest and other income             29        31            42        52
                                    -------   -------       -------   -------
                                      2,630     2,638         5,087     5,272
Expenses:
   Property operating expenses          887       733         1,528     1,396
   Real estate taxes                    788       564         1,260       990
   Interest expense                     556       625           642       832
   Depreciation and amortization      1,042       903         1,897     1,727
                                    -------   -------       -------   -------
                                      3,273     2,825         5,327     4,945
                                    -------   -------       -------   -------
Operating income (loss)               (643)      (187)         (240)      327

Gain (loss) on sale of operating
  investment property                  (13)     6,433           (13)    6,433
                                    -------   -------       -------   -------
Net income (loss)                   $ (656)   $ 6,246       $  (253)  $ 6,760
                                    =======   =======       ========  =======

Net income (loss):
   Partnership's share of
     combined income (loss)         $ (418)   $ 5,723       $  (105)  $ 6,078
   Co-venturers' share of
     combined income (loss)           (238)       523          (148)      682
                                    ------    -------       -------   -------
                                    $ (656)   $ 6,246       $  (253)  $ 6,760
                                    ======    =======       =======   =======

               Reconciliation of Partnership's Share of Operations
         For the three and six months ended September 30, 1999 and 1998
                                 (in thousands)

                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      1999     1998          1999     1998
                                      ----     ----          ----     ----
   Partnership's share of
     operations, as shown above     $ (418)   $ 5,723       $ (105)   $ 6,078
   Amortization of excess basis       (124)       (14)        (138)       (28)
                                    ------    -------       ------    -------
   Partnership's share of
     unconsolidated ventures'
     net income (loss)              $ (542)   $ 5,709       $ (243)   $ 6,050
                                    ======    =======       ======    =======

      The Partnership's share of the net income (loss) of the unconsolidated joint ventures is presented as follows in the accompanying statements of operations (in thousands):

                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      1999      1998         1999      1998
                                      ----      ----         ----      ----
   Partnership's share of
     unconsolidated ventures'
     income (losses)                $ (617)   $  (139)      $ (318)   $  202
   Partnership's share of gains
     on sales of unconsolidated
     operating investment
     properties                         75      5,848           75     5,848
                                    -------   -------       ------    ------
                                    $ (542)   $ 5,709       $ (243)   $6,050
                                    ======    =======       ======    ======

4.    Operating Investment Properties
      -------------------------------

      The Partnership's balance sheet at March 31, 1999 included one operating investment property (three at September 30, 1998) owned by a joint venture in which the Partnership had a controlling interest: West Ashley Shoppes Associates. On May 14, 1999, West Ashley Shoppes Associates sold the property known as West Ashley Shoppes, located in Charleston, South Carolina, to an unrelated third party for $8.1 million. In addition, on May 12, 1999, West Ashley Shoppes Associates had sold an adjacent outparcel of land to another unrelated third party for $280,000. The May 14 transaction involved the remaining real estate owned by the joint venture. The Partnership received total net proceeds from the two sale transactions of approximately $8,070,000 after deducting closing costs of approximately $225,000 and net closing proration adjustments of approximately $85,000. The Partnership distributed the net proceeds of the West Ashley Shoppes sale transactions to the Limited Partners in the form of a special distribution in the amount of approximately $60 per original $1,000 investment on June 15, 1999. The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag. However, the Partnership's policy is also to record significant lag-period transactions in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of West Ashley Shoppes Associates during the quarter ended June 30, 1999 and recorded a gain of $2,665,000 on the sale of the operating investment property.

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

5.    Mortgage Notes Payable
      ----------------------

      Mortgage  notes  payable  on  the  consolidated   balance  sheets  of  the
Partnership at September 30, 1999 and March 31, 1999 consist of the following (in thousands):
                                                September 30      March 31
                                                ------------      --------
     9.125% mortgage note payable by the
Partnership  to  an  insurance   company
secured by the 625 North Michigan Avenue
operating investment property. The terms
of the note were modified  effective May
31,  1994.  The  loan  requires  monthly
principal  and interest  payments of $83
through  maturity  on  May 1,  2000.  In
addition,   the  loan  requires  monthly
deposits   to  a   capital   improvement
escrow.  The fair value of the  mortgage
note  approximated its carrying value at
September 30, 1999 and March 31, 1999           $   9,052        $   9,132
                                                =========        =========

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

Liquidity and Capital Resources
-------------------------------

      Subsequent to the sale of the Gateway Plaza property on September 28, 1999, as discussed further below, the Partnership's only remaining real estate investment is a joint venture interest in the 625 North Michigan Office Building. As previously reported, management is currently focusing on potential disposition strategies for the remaining investment in the Partnership's portfolio. With regard to the remaining commercial office property, the Partnership is working with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at the property while at the same time exploring potential sale opportunities. The Partnership has recently selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale. Materials for the marketing packages have been finalized and initial sale efforts are currently underway. While the Partnership expects to have the 625 North Michigan Avenue property under a contract for sale before December 31, 1999, it is unlikely that both a sale of the property and a subsequent liquidation of the Partnership can be completed by December 31, 1999. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed by March 31, 2000.

      On September 28, 1999, Daniel/Metcalf Associates Partnership, a joint venture in the Partnership had an interest, sold the property known as Gateway Plaza, located in Overland Park, Kansas, to an unrelated third party, for $13.55 million. The Partnership received net proceeds of approximately $8,950,000 after deducting closing costs of approximately $214,000, closing proration adjustments of approximately $344,000 and the repayment of the existing mortgage note of approximately $4,042,000. The Partnership received 100% of the sale proceeds in accordance with the joint venture agreement. The Partnership made a special distribution to the Limited Partners totalling approximately $9,679,000, or $72 per original $1,000 investment, on October 15, 1999. Of the $72.00 total, $66.58 resulted from the sale of Gateway Plaza and $5.42 was from Partnership reserves which exceeded expected future requirements. The Partnership recognized a gain of $75,000 during the quarter ended September 30, 1999 in connection with the sale of the Gateway Plaza property.

      As previously reported, preliminary marketing materials were prepared and initial sale efforts for Gateway Plaza Shopping Center were undertaken in March 1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. By July 7, 1999, 14 offers were received. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports, as well as environmental information on the property, were provided to the top prospective buyers, who were asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and then negotiated a purchase and sale agreement which was signed on July 21, 1999. The prospective buyer completed its due diligence review work on August 23, 1999 and subsequently made a non-refundable deposit of $250,000. The sale transaction closed on September 28, 1999 after the prospective buyer secured its financing.

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

      The 625 North Michigan Office Building in Chicago, Illinois, was 91% leased as of September 30, 1999, compared to 92% leased as of June 30, 1999. During the second quarter of fiscal 2000, two tenants leasing a total of 12,913 square feet renewed their leases. In addition, two new tenants signed leases and took occupancy on 2,909 square feet of space. This new leasing was offset when three tenants occupying a total of 7,530 square feet moved from the building. Over the next year, 6 leases representing a total of approximately 14,350 square feet will expire. Two of these leases representing 3,000 square feet will not be renewed because that space is included in the retail redevelopment plan; three tenants representing 4,350 square feet will close their operations, and the sixth tenant currently expects to move from the building when its lease for 7,000 square feet expires on August 31, 2000. The property's leasing team continues to negotiate with several prospective tenants which have expressed an interest in leasing space at 625 North Michigan Avenue. As previously reported, the Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Now that this approval has been obtained, the Partnership is simultaneously exploring potential opportunities to sell this property with the development rights.

      At September 30, 1999, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $15,798,000. This balance includes the distribution of $9,679,000 made on October 15, 1999 as a result of the sale of the Gateway Plaza property, as discussed further above. The remainder of such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and, as necessary, for the capital needs of the Partnership's one remaining commercial property. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, it is possible, although not likely, that the Partnership could to be liquidated prior to the end of calendar 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended September 30, 1999
-------------------------------------

      The Partnership reported a net loss of $858,000 for the three months ended September 30, 1999 as compared to net income of $5,647,000 for the same period in the prior year. This unfavorable change in net income (loss) was primarily a result of the Partnership's share of the gain realized from the sale of The Gables at Erin Shades Apartments during the prior period. Due to the Partnership's policy of recognizing significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of the Gables at Erin Shades Apartments joint venture during the quarter ended September 30, 1998 and realized a gain of $5,848,000 in connection with the sale of the operating investment property. The Partnership's share of the gain realized on the sale of The Gables at Erin Shades Apartments of $5,848,000 during the prior period exceeded the Partnership's share of the gain realized on the sale of the Gateway Plaza property of $75,000 during the current three-month period.

       In addition, the Partnership's operating loss increased by $254,000 and the Partnership's share of unconsolidated ventures' losses increased by $478,000 during the current three-month period. The increase in the Partnership's operating loss was primarily a result of the sale of the consolidated West Ashley Shoppes, Hacienda Park and Asbury Commons operating investment properties, whose operating results were included in the prior period operating loss. In addition, general and administrative expenses increased by $71,000 for the current three-month period mainly due to higher legal expenses incurred in connection with the Partnership's liquidation efforts. The Partnership's share of unconsolidated ventures' losses increased primarily due to a decrease in net income at the 625 North Michigan and Gateway Plaza joint ventures. Net income decreased at 625 North Michigan mainly due to increases in repairs and maintenance expense and real estate taxes. The decrease in net income at Gateway Plaza was primarily due to a prepayment penalty of $373,000 recognized upon the payoff of the debt secured by Gateway Plaza at the time of the sale of the property.

Six Months Ended September 30, 1999
-----------------------------------

      The Partnership reported net income of $1,923,000 for the six months ended September 30, 1999 as compared to net income of $5,787,000 for the same period in the prior year. The decrease in net income of $3,864,000 was primarily a result of the Partnership's share of the gain realized from the sale of The Gables at Erin Shades Apartments during the prior period. Due to the Partnership's policy of recognizing significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of the Gables at Erin Shades Apartments joint venture during the quarter ended September 30, 1998 and realized a gain of $5,848,000 in connection with the sale of the operating investment property. The Partnership's share of the gain realized on the sale of The Gables at Erin Shades Apartments of $5,848,000 during the prior period exceeded the gain realized on the sale of the consolidated West Ashley Shoppes property of $2,665,000 and the Partnership's share of the gain realized on the sale of the unconsolidated Gateway Plaza property of $75,000 during the current six-month period.

      In addition, the Partnership's operating loss increased by $236,000 and the Partnership's share of unconsolidated ventures' income (losses) declined by $520,000 during the current six-month period. The increase in the Partnership's operating loss was primarily a result of the sale of the consolidated West Ashley Shoppes, Hacienda Park and Asbury Commons operating investment properties, whose operating results were included in the prior period operating loss. In addition, general and administrative expenses increased by $64,000 for the current six-month period mainly due to higher legal expenses incurred in connection with the Partnership's liquidation efforts. The unfavorable change in the Partnership's share of unconsolidated ventures' income (losses) was primarily due to a decrease in net income at the 625 North Michigan and Gateway Plaza joint ventures. Net income decreased at 625 North Michigan mainly due to increases in repairs and maintenance expense and real estate taxes. The decrease in net income at Gateway Plaza was primarily due to a prepayment penalty of $373,000 recognized upon the payoff of the debt secured by Gateway Plaza at the time of the sale of the property.

                                     PART II
                                Other Information

Item 1. Legal Proceedings  NONE

Item 2. through 5.         NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:      NONE

(b) Reports on Form 8-K:

      A Current Report on Form 8-K dated September 28, 1999 was filed during the current quarter to report the sale of the Gateway Plaza property and is hereby incorporated herein by reference.

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


                         PAINEWEBBER EQUITY PARTNERS TWO
                               LIMITED PARTNERSHIP


                        By: Second Equity Partners, Inc.
                            --------------------------
                            Managing General Partner



                             By: /s/ Walter V. Arnold
                                 --------------------
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer






Dated:  November 12, 1999