Form 10-Q
period 1999-12-31
PAINEWEBBER EQUITY PARTNERS TWO LTD PARTNERSHIP
filed 2000-02-14
CIK 793973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 1999

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-15705


            PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Virginia                                           04-2918819
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                            Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                         ---------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                                CONSOLIDATED BALANCE SHEETS
                      December 31, 1999 and March 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                 December 31   March 31
                                                 -----------   --------

Operating investment properties:
   Land                                             $      -   $   2,342
   Building and improvements                               -       5,437
                                                    --------   ---------
                                                           -       7,779
   Less accumulated depreciation                           -      (2,307)
                                                    --------   ---------
                                                           -       5,472

Investments in unconsolidated joint
  ventures, at equity                                 17,171      27,774
Cash and cash equivalents                              6,231       6,181
Accounts receivable                                        -         346
Prepaid expenses                                           -           6
Deferred rent receivable                                   -         135
Deferred expenses, net of accumulated amortization         -          58
Other assets                                               -          17
                                                    --------   ---------
                                                    $ 23,402   $  39,989
                                                    ========   =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses               $     93   $     170
Net advances from consolidated ventures                    -         156
Mortgage note  payable                                 9,011       9,132
Partners' capital                                     14,298      30,531
                                                    --------   ---------
                                                    $ 23,402   $  39,989
                                                    ========   =========










                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three months and nine ended December 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended      Nine Months Ended
                                       December 31,          December 31,
                                   ------------------      -----------------
                                     1999       1998       1999        1998
                                     ----       ----       ----        ----
Revenues:
   Rental income and expense
     reimbursements                 $    -    $ 2,102     $   439    $ 4,725
   Interest and other income           114        227         364        513
                                    ------    -------     -------    -------
                                       114      2,329         803      5,238
Expenses:

   Interest expense                    206      1,436         621      2,392
   Depreciation and amortization         -        693         192      1,744
   Property operating expenses           -        633         197      1,267
   Real estate taxes                     -        197          62        470
   General and administrative          305        194         627        452
                                    ------    -------     -------    -------
                                       511      3,153       1,699      6,325
                                    ------    -------     -------    -------
Operating loss                        (397)      (824)       (896)    (1,087)

Gain on sales of operating
  investment properties                  -     10,456       2,665     10,456

Consolidated venture partners'
  share of operations                    -       (331)          -       (331)

Partnership's share of gain on
  sale of unconsolidated operating
  investment property                    -          -          75      5,848

Partnership's share of
  unconsolidated ventures'
  income (losses)                      120        194        (198)       396
                                    ------    -------     -------    -------
Net income (loss)                   $ (277)   $ 9,495     $ 1,646    $15,282
                                    ======    =======     =======    =======

Per 1,000 Limited Partnership Units:

   Net income (loss)                $(2.04)   $ 69.93     $ 12.12    $112.55
                                    ======    =======     =======    =======

   Cash distributions               $72.00    $147.21     $133.00    $190.63
                                    ======    =======     =======    =======

   The above per 1,000 Limited Partnership Units information is based upon the 134,425,741 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                    General     Limited
                                                    Partners    Partners
                                                    --------    --------

Balance at March 31, 1998                           $   (554)   $  50,304
Cash distributions                                        (9)     (25,626)
Net income                                               152       15,130
                                                    --------    ---------
Balance at December 31, 1998                        $   (411)   $  39,808
                                                    ========    =========

Balance at March 31, 1999                           $   (436)   $  30,967
Cash distributions                                         -      (17,879)
Net income                                                17        1,629
                                                    --------    ---------
Balance at December 31, 1999                        $   (419)   $  14,717
                                                    ========    =========






















                             See accompanying notes.



               PAINEWEBBER EQUITY PARTNERS TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                                            1999          1998
                                                                            ----          ----

Cash flows from operating activities:
   Net income                                                              $  1,646     $ 15,282
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Gains  on  sale  of   operating   investment   properties               (2,665)     (10,456)
     Consolidated  venture  partners'  share of  operations                       -          331
     Partnership's share of gain on sale of unconsolidated operating
       investment property                                                      (75)      (5,848)
     Partnership's share of unconsolidated ventures' income (losses)            198         (396)
     Depreciation and amortization                                              192        1,744
     Changes in assets and liabilities:
      Escrowed cash                                                               -          322
      Accounts receivable                                                        346         (63)
      Prepaid expenses                                                             6          29
      Deferred rent receivable                                                     -          62
      Deferred expenses                                                            -        (588)
      Accounts payable and accrued expenses                                      (77)        (79)
      Advances from consolidated ventures                                       (156)         39
      Tenant security deposits                                                     -        (111)
                                                                           ---------    --------
         Total adjustments                                                    (2,231)    (15,014)
                                                                           ---------    --------
         Net cash (used in) provided by operating activities                    (585)        268
                                                                           ---------    --------

Cash flows from investing activities:
   Net proceeds from sales of operating investment properties                  8,155      37,776
   Distributions from unconsolidated ventures                                 10,680       7,238
   Additional investments in unconsolidated ventures                            (200)       (991)
   Additions to operating investment properties                                    -      (1,862)
                                                                           ---------    --------
         Net cash provided by investing activities                            18,635      42,161
                                                                           ---------    --------

Cash flows from financing activities:
   Distributions to partners                                                 (17,879)    (25,635)
   Repayment of principal on bonds                                                 -        (146)
   Repayment of principal on long term debt                                     (121)    (10,198)
                                                                           ---------    --------
         Net cash used in financing activities                               (18,000)    (35,979)
                                                                           ---------    --------

Net increase in cash and cash equivalents                                         50       6,450
Cash and cash equivalents, beginning of period                                 6,181       6,202
                                                                           ---------    --------
Cash and cash equivalents, end of period                                   $   6,231    $ 12,652
                                                                           =========    ========

Cash paid during the period for interest                                   $     621    $  2,392
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1999 and March 31, 1999 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership originally invested approximately $132,200,000 (net of acquisition fees) in ten operating properties through joint venture investments. Through March 31, 1999, seven of these investments had been sold, including three during fiscal 1999. In addition, on May 14, 1999 the Partnership sold the West Ashley Shoppes property (see Note 4). On September 28, 1999, Daniel/Metcalf Associates Partnership, a joint venture in which the Partnership had an interest, sold the Gateway Plaza property (see Note 3). After these sale transactions, the Partnership retains a joint venture interest in one operating property, the 625 North Michigan Office Building. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Initial sale efforts began during the quarter ended December 31, 1999. As discussed further in Note 3, the property is currently under contract for sale to an affiliate of the Partnership's co-venture partner. A sale transaction is expected to close in late March or early April 2000. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed during the second quarter of calendar year 2000.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the nine months ended December 31, 1999 and 1998 is $183,000 and $176,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1999 and 1998 is $14,000 and $11,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      As of December 31, 1999, the Partnership had an investment in one unconsolidated joint venture partnership (three at March 31, 1998) which owns an operating investment property as described further in the Partnership's Annual Report. The unconsolidated joint venture partnerships are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in these joint ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

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

     On September 28, 1999, Daniel/Metcalf Associates Partnership, a joint venture in which the Partnership had an interest, sold the property known as Gateway Plaza, located in Overland Park, Kansas, to an unrelated third party, for $13.55 million. The Partnership received net proceeds of approximately $8,950,000 after deducting closing costs of approximately $214,000, closing proration adjustments of approximately $344,000 and the repayment of the existing mortgage note of approximately $4,042,000. The Partnership received 100% of the sale proceeds in accordance with the joint venture agreement. The Partnership made a special distribution to the Limited Partners totalling approximately $9,679,000, or $72 per original $1,000 investment, on October 15, 1999. Of the $72.00 total, $66.58 resulted from the sale of Gateway Plaza and $5.42 was from Partnership reserves which exceeded expected future requirements. The Partnership recorded a gain of $75,000 on the sale of the unconsolidated operating investment property.

      As of December 31, 1999, the Partnership retains a joint venture interest in one operating property, the 625 North Michigan Office Building. As discussed in Note 1, the Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. During the quarter ended September 30, 1999, the Partnership selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale. Materials for the marketing packages for the 625 North Michigan property were finalized and initial sale efforts began during the quarter ended December 31, 1999. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports, as well as environmental information on the property, were provided to the top prospective buyers, who were asked to submit best and final offers. All of the best and final offers received were substantially in excess of the property's 1998 year-end estimated value. The highest bidder was an affiliate of the Partnership's co-venture partner in the 625 North Michigan joint venture. After completing an evaluation of the offers and the relative strength of the prospective purchasers, the Partnership chose to negotiate a purchase and sale agreement with the affiliate of the co-venturer, which was signed on January 13, 2000. The prospective buyer has made a deposit of $400,000 in connection with the transaction and completed its due diligence as of February 3, 2000. The prospective buyer has until February 14, 2000 to secure its financing for the transaction, at which time an additional deposit of $600,000 is required and the entire deposit becomes non-refundable. While no assurances can be given, the transaction is expected to close in late March or early April 2000. The sale of the Partnership's interest in the 625 North Michigan joint venture would be followed by an orderly liquidation of the Partnership.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows.

                    Condensed Combined Summary of Operations
 For the three and nine months ended September 30, 1999 and 1998 (in thousands)

                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                     ------------------    ------------------
                                      1999     1998        1999      1998
                                      ----     ----        ----      ----
Revenues:
   Rental revenues and expense
      recoveries                     $ 1,902  $ 2,298      $ 6,947   $ 7,518
   Interest and other income               3        9           45        61
                                     -------  -------      -------   -------
                                       1,905    2,307        6,992     7,579
Expenses:
   Property operating expenses           606      765        2,134     2,161
   Real estate taxes                     467      561        1,727     1,551
   Interest expense                        -       91          642       923
   Depreciation and amortization         606      672        2,503     2,399
                                     -------  -------      -------   -------
                                       1,679    2,089        7,006     7,034
                                     -------  -------      -------   -------
Operating income (loss)                  226      218          (14)      545

Gain (loss) on sales of
  operating investment properties          -        -          (13)    6,433
                                     -------  -------      -------   -------
Net income (loss)                    $   226  $   218      $   (27)  $ 6,978
                                     =======  =======      =======   =======

Net income (loss):
   Partnership's share of
    combined income                  $   133  $   211      $    28   $ 6,289
   Co-venturers' share of
    combined income (loss)                93        7          (55)      689
                                     -------  -------      -------   -------
                                     $   226  $   218      $   (27)  $ 6,978
                                     =======  =======      =======   =======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1999 and 1998
                                 (in thousands)

                                     Three Months Ended    Nine Months Ended
                                       December 31,           December 31,
                                    -------------------   -------------------
                                      1999      1998        1999      1998
                                      ----      ----        ----      ----
   Partnership's share of
     operations, as shown above      $   133  $   211      $   28    $ 6,289
   Amortization of excess basis          (13)     (17)       (151)       (45)
                                     -------  -------      ------    -------
   Partnership's share of
     unconsolidated ventures'
     net income (loss)               $   120  $   194      $ (123)   $ 6,244
                                     =======  =======      ======    =======

      The Partnership's share of the net income (loss) of the unconsolidated joint ventures is presented as follows in the accompanying statements of operations (in thousands):

                                    Three Months Ended    Nine Months Ended
                                       December 31,           December 31,
                                    -------------------   -------------------
                                      1999      1998        1999      1998
                                      ----      ----        ----      ----
   Partnership's share of
     unconsolidated ventures'
     income (losses)                 $   120   $  194      $ (198)   $   396
   Partnership's share of gains
     on sales of unconsolidated
     operating investment
     properties                            -        -          75      5,848
                                     -------   ------      ------    -------
                                     $   120   $  194      $ (123)   $ 6,244
                                     =======   ======      ======    =======

4.   Operating Investment Properties
     -------------------------------

      The Partnership's balance sheet at March 31, 1999 included one operating investment property (three at March 31, 1998) owned by a joint venture in which the Partnership had a controlling interest: West Ashley Shoppes Associates. On May 14, 1999, West Ashley Shoppes Associates sold the property known as West Ashley Shoppes, located in Charleston, South Carolina, to an unrelated third party for $8.1 million. In addition, on May 12, 1999, West Ashley Shoppes Associates had sold an adjacent outparcel of land to another unrelated third party for $280,000. The May 14 transaction involved the remaining real estate owned by the joint venture. The Partnership received total net proceeds from the two sale transactions of approximately $8,070,000 after deducting closing costs of approximately $225,000 and net closing proration adjustments of approximately $85,000. The Partnership distributed the net proceeds of the West Ashley Shoppes sale transactions to the Limited Partners in the form of a special distribution in the amount of $61 per original $1,000 investment, on June 15, 1999. The Partnership recorded a gain of $2,665,000 on the sale of the operating investment property.

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

     On December 21, 1998, Atlanta Asbury Partnership, a joint venture in which the Partnership had a controlling interest, sold the Asbury Commons Apartments to an unrelated third party for $13.345 million. The Asbury Commons Apartments is a 204-unit residential apartment complex located in Atlanta, Georgia. The Partnership received net proceeds of approximately $5,613,000 after deducting closing costs of approximately $291,000, closing proration adjustments of approximately $90,000, the repayment of the existing mortgage note of approximately $6,598,000, accrued interest of approximately $10,000 and a prepayment penalty of approximately $743,000.

5.    Mortgage Note Payable
      ---------------------

     Mortgage note payable on the consolidated balance sheets of the Partnership at December 31, 1999 and March 31, 1999 consists of the following (in thousands):

                                                December 31       March 31
                                                -----------       --------

     9.125% mortgage note payable by the
     Partnership to an insurance company
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  The  loan  requires  monthly
     principal and interest  payments of
     $83  through  maturity in May 2000.
     In  addition,   the  loan  requires
     monthly   deposits   to  a  capital
     improvement  escrow. The fair value
     of the mortgage  note  approximated
     its carrying  value at December 31,
     1999 and March 31, 1999.                      $ 9,011           $ 9,132
                                                   =======           =======

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

Liquidity and Capital Resources
-------------------------------

      Subsequent to the sales of the Gateway Plaza and West Ashley Shoppes properties on September 28, 1999 and May 14, 1999, respectively, as discussed further below, the Partnership's only remaining real estate investment is a joint venture interest in the 625 North Michigan Office Building. As previously reported, management is currently focusing on potential disposition strategies for the remaining investment in the Partnership's portfolio. With regard to the remaining commercial office property, the Partnership is working with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at the property while at the same time exploring potential sale opportunities. During the prior quarter, the Partnership selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale. Materials for the marketing packages were finalized and initial sale efforts began during the quarter ended December 31, 1999. As discussed further below, the property is currently under contract for sale to an affiliate of the Partnership's co-venture partner. A sale transaction is expected to close in late March or early April 2000. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed during the second quarter of calendar year 2000.

     On September 28, 1999, Daniel/Metcalf Associates Partnership, a joint venture in which the Partnership had an interest, sold the property known as Gateway Plaza, located in Overland Park, Kansas, to an unrelated third party, for $13.55 million. The Partnership received net proceeds of approximately $8,950,000 after deducting closing costs of approximately $214,000, closing proration adjustments of approximately $344,000 and the repayment of the existing mortgage note of approximately $4,042,000. The Partnership received 100% of the sale proceeds in accordance with the joint venture agreement. The Partnership made a special distribution to the Limited Partners totalling approximately $9,679,000, or $72 per original $1,000 investment, on October 15, 1999. Of the $72.00 total, $66.58 resulted from the sale of Gateway Plaza and $5.42 was from Partnership reserves which exceeded expected future requirements. The Partnership recognized a gain of $75,000 during the quarter ended September 30, 1999 in connection with the sale of the Gateway Plaza property.

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

      The 625 North Michigan Office Building in Chicago, Illinois, was 95% leased as of December 31, 1999, compared to 91% leased as of September 30, 1999. During the third quarter of fiscal 2000, one tenant leasing a total of 10,858 square feet signed a new short-term lease and took occupancy. In addition, an existing tenant expanded its leased space by 6,395 square feet. This new leasing was partially offset when three tenants occupying a total of 4,354 square feet moved from the building. Over the next year, 3 leases representing a total of approximately 10,000 square feet will expire. Two of these leases representing 3,000 square feet will not be renewed because that space is included in the retail redevelopment plan, and the third tenant currently expects to move from the building when its lease for 7,000 square feet expires on August 31, 2000. The property's leasing team continues to negotiate with several prospective tenants which have expressed an interest in leasing space at 625 North Michigan Avenue. As previously reported, the Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Once this approval was obtained, the Partnership began exploring potential opportunities to sell this property with the development rights.

      As previously reported, during the quarter ended September 30, 1999 the Partnership selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale. Materials for the marketing packages for the 625 North Michigan property were finalized and initial sale efforts began during the quarter ended December 31, 1999. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports, as well as environmental information on the property, were provided to the top prospective buyers, who were asked to submit best and final offers. All of the best and final offers received were substantially in excess of the property's 1998 year-end estimated value. The highest bidder was an affiliate of the Partnership's co-venture partner in the 625 North Michigan joint venture. After completing an evaluation of the offers and the relative strength of the prospective purchasers, the Partnership chose to negotiate a purchase and sale agreement with the affiliate of the co-venturer, which was signed on January 13, 2000. The prospective buyer has made a deposit of $400,000 in connection with the transaction and completed its due diligence as of February 3, 2000. The prospective buyer has until February 14, 2000 to secure its financing for the transaction, at which time an additional deposit of $600,000 is required and the entire deposit becomes non-refundable. While no assurances can be given, the transaction is expected to close in late March or early April 2000. The sale of the Partnership's interest in the 625 North Michigan joint venture would be followed by an orderly liquidation of the Partnership.

      At December 31, 1999, the Partnership had available cash and cash equivalents of approximately $6,231,000. Such cash and cash equivalents, along with the future cash flow distributions from the remaining operating property, will be utilized for the working capital requirements of the Partnership and, as necessary, for the capital needs of the Partnership's one remaining commercial property. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1999
------------------------------------

     The Partnership reported a net loss of $277,000 for the three months ended December 31, 1999, as compared to net income of $9,495,000 for the same period in the prior year. This unfavorable change in net income (loss) was primarily a result of the gains of $10,456,000 realized from the sale of two consolidated operating investment properties during the prior period. The Partnership sold the consolidated Hacienda Business Park on November 20, 1998 and realized a gain of $9,051,000. The Partnership sold the consolidated Asbury Commons Apartments on December 21, 1998 and realized a gain of $1,405,000. In addition, the Partnership's share of unconsolidated ventures' income decreased by $74,000 during the current three-month period. The Partnership's share of unconsolidated ventures' income decreased primarily due to the sale of Gateway Plaza. The prior period includes net income from Gateway Plaza of $196,000. This decrease in net income from Gateway Plaza was partially offset by an increase in net income at 625 North Michigan of $120,000 mainly due to an increase in rent escalation revenues.

      The decrease in gains on sale of operating investment properties and the decrease in the Partnership's share of unconsolidated ventures' income were partially offset by a decrease in the Partnership's operating loss of $427,000. The decrease in the Partnership's operating loss was primarily a result of the sale of the consolidated West Ashley Shoppes, Hacienda Park and Asbury Commons operating investment properties, whose operating results were included in the prior period operating loss. The consolidated expenses decreased by $2,561,000 while rental income decreased by $2,102,000 as a result of the sales.

Nine Months Ended December 31, 1999
-----------------------------------

     The Partnership reported net income of $1,646,000 for the nine months ended December 31, 1999 as compared to net income of $15,282,000 for the same period in the prior year. The decrease in net income of $13,636,000 was primarily a result of the gains realized from the sale of three operating investment properties during the prior period. The Partnership sold the consolidated Hacienda Business Park on November 20, 1998 and realized a gain of $9,051,000. In addition, the Partnership sold the consolidated Asbury Commons Apartments on December 21, 1998 and realized a gain of $1,405,000. The Partnership also realized a gain of $5,848,000 in connection with the sale of the unconsolidated Gables Apartments during the nine months ended December 31, 1998. The gains realized from the sales of the three operating investment properties during the prior period exceeded the gain realized on the sale of the consolidated West Ashley Shoppes property of $2,665,000 and the Partnership's share of the gain realized on the sale of the unconsolidated Gateway Plaza property of $75,000 during the current nine-month period. In addition, there was an unfavorable change in the Partnership's share of unconsolidated ventures' income (losses) of $594,000 during the current nine-month period. The unfavorable change in the Partnership's share of unconsolidated ventures' income (losses) was primarily due to declines in net income at the 625 North Michigan and Gateway Plaza joint ventures. Net income decreased at 625 North Michigan mainly due to increases in repairs and maintenance expense and real estate taxes. The decrease in net income at Gateway Plaza was primarily due to a prepayment penalty of $373,000 recognized upon the payoff of the debt secured by Gateway Plaza at the time of the sale of the property.

      The decrease in gains on sale of operating investment properties and the unfavorable change in the Partnership's share of unconsolidated ventures' income (losses) were partially offset by a decrease in the Partnership's operating loss of $191,000. The decrease in the Partnership's operating loss was primarily a result of the sales of the consolidated West Ashley Shoppes, Hacienda Park and Asbury Commons operating investment properties, whose operating results were included in the prior period operating loss. The consolidated expenses decreased by $4,718,000 while rental income decreased by $4,286,000 as a result of the sales. The decrease in operating loss resulting from the sale of the three consolidated properties in the prior period was partially offset by an increase in general and administrative expenses of $175,000. The higher general and administrative expenses were the result of an increase in certain required professional services for the current nine-month period.

                                     PART II
                                Other Information



Item 1. Legal Proceedings       NONE
-------------------------

Item 2. through 5.              NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits:                 NONE

(b)   Reports on Form 8-K:

      NONE

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

Dated:  February 11, 2000